Form 10-Q
period 1996-03-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1996-05-15
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the transition period from ________ to_________.

                          Commission File No. 33-98136

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)

                  Delaware                          22-3258100
        (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)       Identification No.)

               103 Eisenhower Parkway, Roseland, New Jersey 07068
              (Address of principal executive offices - zip code)

                                 (201) 228-6111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                   Yes   X  No.

There are no outstanding shares of Common Stock or voting securities.

                      Chelsea GCA Realty Partnership, L.P.

                                      Index


                          Part I. Financial Information


Item 1.  Financial Statements (Unaudited)                            Page

Condensed Consolidated Balance Sheets
  as of March 31, 1996 and December 31, 1995 ..........................2

 Condensed Consolidated Statements of Income
  for the three months ended March 31, 1996 and 1995...................3

Condensed Consolidated Statements of Cash Flows
  for the three months ended March 31, 1996 and 1995...................4

Notes to Condensed Consolidated Financial Statements.................. 5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................8


                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K .............................12

Signatures ........................................................... 13


                          Item 1. Financial Statements
                      Chelsea GCA Realty Partnership, L.P.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per unit data)

                                                                           March 31,          December 31,

                                                                              1996                1995
Assets
Rental properties:
     Land........................................................         $78,940             $75,224
     Depreciable property........................................         363,479             340,759
                                                                          --------       ------------
Total rental property ...........................................         442,419             415,983
Accumulated depreciation ........................................         (44,444)            (41,373)
                                                                          --------       ------------
Rental properties, net ..........................................         397,975             374,610
Cash and equivalents ............................................           4,774               3,987
Notes receivable-related parties ................................           8,196               8,129
Deferred costs, net .............................................          11,245               7,731
Other assets ....................................................          12,912              13,596
                                                                         ---------       -----------
Total assets                                                             $435,102            $408,053
                                                                          ========       ============


Liabilities and partners' capital
Liabilities:
     Unsecured bank line of credit...............................         $25,000                -
     Secured bank line of credit.................................               -            $96,000
     Notes payable...............................................          99,607                  -
     Construction payables.......................................          18,270             18,617
     Accounts payable and accrued expenses.......................           5,892              5,730
     Obligation under capital lease..............................           9,855              9,845
     Distribution payable to unitholders.........................           9,834              9,790
     Rent payable................................................           1,606              1,595
                                                                       ------------     -------------
Total liabilities ...............................................         170,064             141,577

Commitments and contingencies

Minority interest ...............................................           5,506               5,441

Partners' capital:
     General partner units outstanding, 11,507 in 1996
       and 11,485 in 1995........................................         174,835             176,758
     Limited partner units outstanding, 5,597 in 1996
       and 5,541 in 1995.........................................          84,697              84,277
                                                                        -------------       -----------
Total partners' capital .........................................         259,532             261,035

                                                                        -------------       ------------
Total liabilities and partners' capital                                  $435,102            $408,053
                                                                        =============       ============

The accompanying notes are an integral part of the financial statements.

                                       Chelsea GCA Realty Partnership, L.P.
                                    Condensed Consolidated Statements of Income
                                for the three months ended March 31, 1996 and 1995
                                                    (Unaudited)
                                       (In thousands, except per unit data)

                                                                           1996               1995
                                                                        ------------       ------------


Revenues:
   Base rent.......................................................         $12,677            $10,337
   Percentage rent.................................................             798                334
   Expense reimbursements..........................................           5,145              4,059
   Other income....................................................             435                345
                                                                            -----------       ----------
Total revenues.....................................................          19,055             15,075
                                                                            -----------       ----------

Expenses:
   Interest........................................................           1,578                252
   Operating and maintenance.......................................           5,523              4,208
   Depreciation and amortization...................................           3,639              2,584
   General and administrative......................................             641                637
   Other...........................................................             538                261
                                                                            ------------       ----------
Total expenses.....................................................          11,919              7,942
                                                                            ------------       ------------

Income before minority interest and extraordinary item.............           7,136              7,133

Minority interest..................................................             (65)               (68)
                                                                           ------------       ------------

Net income before extraordinary item...............................           7,071              7,065

Extraordinary item-loss on early extinguishment of debt............            (902)                -
                                                                          ------------      ------------
Net income.........................................................           $6,169             $7,065
                                                                          ============       ============

Net income:
   General partner.................................................          $4,154             $4,693
   Limited partners................................................           2,015              2,372
                                                                         ------------       ------------
Total..............................................................          $6,169             $7,065
                                                                         ============       ============

Net income per unit
   General partner (including $0.05 net loss per unit from
     extraordinary item in 1996)...................................           $0.36              $0.42
   Limited partners (including $0.05 net loss per unit from
     extraordinary item in 1996)...................................           $0.36              $0.42


Weighted average units outstanding:
   General partner.................................................          11,648             11,125
   Limited partners................................................           5,574              5,588
                                                                          -----------       ------------
Total..............................................................          17,222             16,713



     The accompanying notes are an integral part of the financial statements.

                      Chelsea GCA Realty Partnership, L.P.
                 Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and 1995
                                   (Unaudited)
                                 (In thousands)

                                                      1996        1995
Cash flows from operating activities                 --------   --------
   Net income......................................  $6,169     $7,065
    Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization...................   3,639      2,584
   Minority interest in net income.................      65         68
   Loss on early extinguishment of debt............     902         -
   Amortization of debt discount...................      25         -
   Other operating activities .....................      24         -
   Additions to deferred lease costs ..............    (174)       (491)
   Changes in assets and liabilities:
     Straight line rent receivable ................    (430)       (351)
     Other assets .................................   1,114       1,597
     Accounts payable and accrued expenses ........     183      (1,294)
                                                    ---------    --------
 Net cash provided by operating activities ......... 11,517       9,178
                                                     --------     --------
Cash flows from investing activities
    Additions to rental properties .................(24,993)     (22,368)
    Additions to deferred development costs ........ (1,891)        -
    Advances to related parties ....................    (67)        -
    Payments from related parties ..................       -        105
                                                    ---------    ----------
Net cash used in investing activities ............. (26,951)    (22,263)


Cash flows from financing activities
    Proceeds from bank line of credit .............  18,000     24,000
    Proceeds from issuance of notes payable .......  99,582          -
    Repayments of debt ............................ (89,000)         -
    Additions to deferred financing costs .........  (3,110)       (38)
    Distributions .................................  (9,791)    (8,653)
    Net proceeds from sale of units ...............     540          -
    Other financing activities ....................       -        (19)
                                                    ---------  -----------
    Net cash provided by financing activities .....   16,221     15,290
                                                     --------  -----------
    Net increase in cash and equivalents ..........      787      2,205
    Cash and equivalents, beginning of period .....    3,987      9,109
                                                     --------   ----------
    Cash and equivalents, end of period ...........   $4,774    $11,314
                                                     ========   ===========

Supplemental schedule of Non-Cash Investing and Financing Activities:
During 1996, the Operating Partnership acquired property valued at $1.6 million through the issuance of units.

    The accompanying notes are an integral part of the financial statements.

                      Chelsea GCA Realty Partnership, L.P.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Organization and Basis of Presentation

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of March 31, 1996, the Operating Partnership operated 16 centers in 8 states (the "Properties") containing approximately 2.9 million square feet of gross leasable area ("GLA"). The Operating Partnership also has a number of properties under development. The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including the Napa Valley, Palm Springs and the Monterey Peninsula. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of March 31, 1996 was as follows:

          General partner                67.3%    11,506,900  units
          Limited partners               32.7%     5,597,300  units
                                   -----------   ------------------
              Total                     100.0%    17,104,200


The condensed consolidated financial statements of the Operating Partnership include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership in which the Operating Partnership has a 50% interest and is the sole general partner. As the sole general partner, the Operating Partnership has the ability to exercise both financial and operational control over the partnership. Solvang is not material to the operations or financial position of the Operating Partnership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior period balances have been reclassified to conform with current period presentation.

2.       Bank Line of Credit

     On March 29, 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new, unsecured $100 million line of credit (the "Unsecured Facility"). The Unsecured Facility expires March 29, 1998. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate plus 1.75%, or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The outstanding balance at March 31, 1996 was $25.0 million, which approximates fair value. An additional $1.0 million of the Unsecured Facility was reserved for letters of credit issued to secure commitments to fund a traffic mitigation plan at a new center.

The Unsecured Facility requires compliance with certain financial loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Operating Partnership has remained in compliance with these covenants since inception of the facility.

Interest and loan costs of approximately $1.1 million were capitalized as development costs during the three months ended March 31, 1996.

3.       Notes Payable

     In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

4.    Distributions

      On March 14, 1996, the Board of Directors of the Company declared a $0.575 per unit cash distibution to unitholders of record on March 29, 1996. The distribution, totaling $9.8 million, was paid on April 22, 1996.

5.       Income Taxes

         No provision has been made for income taxes in the accompanying consolidated condensed financial statements since such taxes, if any, are the responsibility of the individual partners.

 6.      Net Income Per Partnership Unit

Net income per partnership unit is determined by allocating net income to the general partner and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

7.       Commitments and Contingencies

Management has determined that the foundation slab at one of its manufacturers' outlet centers was installed improperly and will require corrective action, the cost of which management estimated will be in excess of $1 million. Management believes such costs may be recoverable from the original contractor and/or engineers, and that any costs incurred by the Operating Partnership will not materially affect the financial position, operating results or liquidity of the Operating Partnership.

The Operating Partnership is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Operating Partnership related to this litigation will not materially affect the financial position, operating results or liquidity of the Operating Partnership.

8.       Related Party Information

      The Operating Partnership recognized lease settlement income of approximately $99,000 from a related party during the three months ended March 31, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

9.       Extraordinary  Item

     Deferred financing cost of $0.9 million related to the Secured Facility replaced in March 1996 have been written off and reflected in the accompanying financial statements as an extraordinary item.

                                      Chelsea GCA Realty Partnership, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments which, in the opinion of management, are necessary to reflect a fair statement of results for the interim periods presented, and all such adjustments are of a normal recurring nature.

General Overview

     The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. At March 31, 1996, the Operating Partnership operated 16 manufacturers' outlet centers, compared to 17 at the end of the same quarter in the prior year. The Operating Partnership sold its smallest center, Page Factory Stores, in December, 1995. The Operating Partnership's operating gross leasable area (GLA) at March 31, 1996, incresed 16.3% to 2.9 million square feet from 2.5 million square feet at March 31, 1995. The GLA added during 1995 and the first quarter of 1996 is detailed in the schedule that follows:

                                                  12 Months Ended           3 Months Ended        9 Months Ended
                                                  March 31, 1996            March 31, 1996        December 31, 1995
                                                 -----------------          ------------           ------------
GLA added(in 000's):
  New centers opened:
    Camarillo Factory Stores                         15                       -                     15
                                                   ------                  --------                -------
  Total new centers.........................         15                       -                     15

  Centers expanded:
     Desert Hills .........................         196                       2                    194
     Aurora Farms .........................          27                       -                     27
     Woodbury Common ......................          20                       1                     19
     Napa Factory Stores ..................          59                       -                     59
     Camarillo Factory Stores .............          77                       -                     77
     Patriot Plaza ........................          22                       -                     22
     Other ................................          12                       3                      9
                                                   -------                   -------              --------
   Total centers expanded....................       413                       6                     407

  Center sold:
  Page Factory Stores                              (14)                       -                    (14)
                                                 ------------           ------------

  GLA added during the period...............        414                     6                      408

  GLA at end of period.....................       2,940                     2,940                2,934


Results of Operations

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

Net income before minority interest and extraordinary item remained flat at $7.1 million for the three months ended March 31, 1996 and 1995 principally as a result of increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.3 million, or 22.6% to $12.7 million for the three months ended March 31, 1996 from $10.3 million for the three months ended March 31, 1995 due to expansions, new center openings and higher average rents.

     Percentage rents increased $0.5 million to $0.8 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995. The increase was primarily due to an increase in tenants contributing percentage rents, increases in tenant sales and expansions at the Operating Partnership's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.1 million, or 26.8%, to $5.1 million for the three months ended March 31, 1996 from $4.1 million for the three months ended March 31, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 93.2% in 1996 compared to 96.5% in 1995.

     Other income increased $0.1 million to $0.4 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995 primarily as a result of a lease termination settlement in the 1996 period.

     Interest in excess of amounts capitalized increased $1.3 million to $1.6 million for the three months ended March 31, 1996 from $0.3 million for the three months ended March 31, 1995, due to the opening of centers and expansions financed during 1995.

Operating and maintenance expenses increased $1.3 million, or 31.3%, to $5.5 million for the three months ended March 31, 1996 from $4.2 million for the three months ended March 31, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $1.0 million, or 40.8%,to $3.6 million for the three months ended March 31, 1996 from $2.6 million for the three months ended March 31, 1995. The increase was primarily due to costs related to expansions and new centers.

General and administrative expenses remained flat at $0.6 million for the three months ended March 31, 1996 and 1995. Increased personnel and overhead costs were absorbed by additions to operating GLA.

Other expenses increased $0.3 million to $0.5 million for the three months ended March 31, 1996 from $0.2 million for the three months ended March 31, 1995. The increase included additional reserves for bad debts, legal fees and tenant improvement write-offs.

     In March 1996, the Operating Partnership replaced its Secured Facility. Deferred financing costs of $0.9 million were expensed in connection with the early retirement of the Secured Facility.

Liquidity and Capital Resources

     The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1996 is expected to increase with a full year of operations of the 606,000 square feet of GLA added during 1995 and scheduled openings of 600,000 square feet including two new centers and expansions in 1996. In addition, at March 31, 1996 the Operating Partnership had $74.0 million available under its Unsecured Facility, access to the public markets through its debt ($100 million) and the Company's ($200 million) equity shelf registrations, and cash equivalents of $4.8 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

     Distributions declared and recorded during the first quarter of 1996 were $9.8 million or $0.575 per unit. The Operating Partnership's 1996 first quarter distribution payout ratio as a percentage of net income before depreciation and amortization, minority interest and extraordinary item ("FFO") was 95.8%. The Unsecured Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In January 1996, the Operating Partnership completed a $100 million public offering of 7.75% unsecured notes due January 2001 (the "Notes), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Secured Facility.

     In March 1996, the Operating Partnership replaced its Secured Facility with the new $100 million Unsecured Facility. The Operating Partnership had $74.0 million available for growth and liquidity at March 31, 1996. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum.

The Operating Partnership is in the process of planning development for 1996, 1997 and beyond. At March 31, 1996, approximately 575,000 square feet of the Operating Partnership's planned 1996 development was under construction. The Operating Partnership anticipates 1996 development and construction costs of $80 million to $100 million. Funding is currently expected from Unsecured Facility borrowings and other available capital sources.

To achieve planned growth and favorable returns in both the short and long-term, the Operating Partnership's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the Operating Partnership to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings.

     It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock of the Company on a fully diluted basis including conversion of Operating Partnership units to common stock, plus total debt). Using a March 31, 1996 closing price of $29.50 per share of common stock of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 20%.


Net cash provided by operating activities was $11.5 million and $9.2 million for the three months ended March 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA from 2.5 million square feet in 1995 to 2.9 million square feet in 1996. Net cash used in investing activities increased $4.7 million for the three months ended March 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $0.9 million primarily due to increased borrowings for development and construction activity during 1996.

Funds from Operations

Management believes that, to facilitate a clear understanding of the operating results of the Operating Partnership, FFO should be considered in conjunction with net income as presented in the condensed consolidated financial statements. Analysts generally consider FFO an appropriate measure of performance of an equity real estate investment trust. FFO is generally defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss plus certain non-cash items, primarily depreciation and amortization. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash from operations under generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs.

     In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Operating Partnerhip's FFO under both methods of calculation for the three months ended March 31, 1996 and 1995.

                                                    New Method                             Old Method

                                          1996             1995                  1996             1995
                                         --------------   --------------        --------------   ----------

 Net income before extraordinary
   item .............................    $7,071           $7,065                $7,071           $7,065
 Add back:
 Depreciation and amortization(1)         3,587            2,553                 3,587            2,553
 Amortization of deferred  financing
   costs and depreciation of non-real
   estate assets                           (387)             (77)                  -                -
                                        --------------   --------------        --------------   --------------
 FFO ................................     $10,271          $9,541                $10,658          $9,618
                                         ==============   ==============        ==============   ==============

 Weighted average units
   outstanding ......................      17,222          16,713                17,222           16,713

- ----------------

(1) Excludes depreciation of $52 and $31 and minority interest of $65 and $68 attributed to a third-party limited partner's interest in a partnership during the three months ended March 31, 1996 and 1995, respectively.


                                      Chelsea GCA Realty Partnership, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

10.1 Credit Agreement dated March 29, 1996 among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., The First National Bank of Boston, individually and as an agent, and other Lending Institutions listed therein.



                                      Chelsea GCA Realty Partnership, L.P.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Chelsea GCA Realty Partnsership, L.P.



                                     By:   /s/  Leslie T. Chao
                                          Leslie T. Chao
                                          Executive Vice President and
                                          Chief Financial Officer

Date:  May  13, 1996

                                 Exhibit Index

Exhibit                        Description                   Page No.
10.1                        Credit Agreement dated
                            March 29, 1996 among Chelsea
                            GCA Realty Partnership, L.P.,
                            Chelsea GCA Realty, Inc.,
                            The First National Bank of
                            Boston, individually and as an
                            agent, and other Lending Institutions
                            listed therein