Form 10-Q
period 1996-06-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1996-08-12
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________.

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

                                 (201) 228-6111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes X   No
                                     ---    ---
There are no outstanding shares of Common Stock or voting securities.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                  Page

         Condensed Consolidated Balance Sheets
           as of June 30, 1996 and December 31, 1995.....................    2

         Condensed Consolidated Statements of Income
           for the three and six months ended June 30, 1996 and 1995......   3

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1996 and 1995................   4

         Notes to Condensed Consolidated Financial Statements.............   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    8

Signatures................................................................. 13

ITEM 1.   FINANCIAL STATEMENTS

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per unit data)


                                                                            JUNE 30,          December 31,
                                                                              1996                 1995
                                                                           -----------        --------------
                                                                          (Unaudited)

ASSETS
Rental properties:
     Land........................................................         $80,332             $75,224
     Depreciable property........................................         383,207             340,759
                                                                          -------------       --------------
Total rental property............................................         463,539             415,983
Accumulated depreciation.........................................         (47,615)            (41,373)
                                                                          -------------       --------------
Rental properties, net...........................................         415,924             374,610
Cash and equivalents.............................................         6,949               3,987
Notes receivable-related parties.................................         8,023               8,129
Deferred costs, net..............................................         15,457              7,255
Other assets.....................................................         13,637              14,072
                                                                          -------------       --------------
Total assets......................................................        $459,990            $408,053
                                                                          =============       ==============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank line of credit...............................        $49,000                -
     Secured bank line of credit.................................            -                $96,000
     Notes payable...............................................         99,627                -
     Construction payables.......................................         18,660              18,617
     Accounts payable and accrued expenses.......................          7,519               5,730
     Obligation under capital lease..............................          9,865               9,845
     Distribution payable to unitholders.........................          9,849               9,790
     Rent payable................................................          1,616               1,595
                                                                        -------------        -----------
Total liabilities................................................        196,136             141,577

Commitments and contingencies....................................

Minority interest.................................................        5,580               5,441

Partners' capital:
   General partner units outstanding, 11,781 in 1996
     and 11,485 in 1995..........................................         177,867             176,758
   Limited partner  units outstanding, 5,347 in 1996
     and 5,541 in 1995...........................................          80,407              84,277
                                                                          -------------       --------------
Total partners' capital..........................................         258,274             261,035
                                                                          -------------       --------------
Total liabilities and partners' capital..........................         $459,990            $408,053
                                                                          =============       ==============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CHELSEA GCA REALTY, PARNTERSHIP, L.P.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                      (In thousands, except per unit data)

                                                                   Three Months                     Six Months
                                                                   Ended June 30,                 Ended June 30,
                                                               1996            1995             1996           1995
                                                            ------------    ------------    ------------    ------------
REVENUES:
  Base rent.............................................     $13,746         $11,426         $26,423         $21,763
  Percentage rent.......................................         881             763           1,679           1,097
  Expense reimbursements................................       5,709           5,161          10,854           9,220
  Other income..........................................         593             325           1,028             670
                                                            --------          ------         -------         -------
Total revenues..........................................      20,929          17,675          39,984          32,750

Expenses:
  Interest..............................................       1,848             551           3,426             803
  Operating and maintenance.............................       6,073           5,490          11,596           9,698
  Depreciation and amortization.........................       3,529           2,966           7,168           5,550
  General and administrative............................         800             724           1,441           1,361
  Other.................................................         565             589           1,103             850
                                                            --------         -------          ------         -------
                                                              12,815          10,320          24,734          18,262

Income before minority interest and extraordinary item..       8,114           7,355          15,250          14,488

Minority interest.......................................         (74)            (78)           (139)           (146)

Net income before extraordinary item....................       8,040           7,277          15,111          14,342

Extraordinary item-loss on early extinguishment of debt..         -               -             (902)             -
                                                            --------           ------         -------         -------
Net income...............................................    $8,040           $7,277         $14,209         $14,342
                                                            =======           =======        ========        ========
Net income:
  General Partner........................................    $5,456           $4,836         $ 9,610         $ 9,529
  Limited partners.......................................     2,584            2,441           4,599           4,813
                                                            -------           ------         -------         -------
Total....................................................    $8,040           $7,277         $14,209         $14,342
                                                            =======           ======         =======         =======
Net income per unit:
  General partner (including $0.05 net loss per unit
    from extraordinary item in the six months ended
    June 30, 1996).......................................     $0.47            $0.44           $0.83           $0.86
  Limited partners (including $0.05 net loss per unit
    from extraordinary item in the six months ended
    June 30, 1996).......................................     $0.47            $0.44           $0.83           $0.86

Weighted average units outstanding:
  General partner........................................    11,610           11,067           11,540         11,063
  Limited partners.......................................     5,498            5,592            5,508          5,590
                                                            -------           ------          -------         ------
Total....................................................    17,108           16,668           17,048         16,653

The accompanying notes are an integral part of the financial statements.

                      Chelsea GCA Realty Partnership, L.P.
                Condensed Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                                 (In thousands)

                                                               1996            1995
                                                           -----------     -----------

Cash flows from operating activities
Net income............................................     $14,209          $14,342
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization.....................       7,168            5,550
    Minority interest in net income...................         139              146
    Loss on early extinguishment of debt..............         902               -
    Amortization of debt discount.....................          35               -
    Other operating activities........................          24              153
    Additions to deferred lease costs.................      (1,052)            (967)
    Changes in assets and liabilities:
      Straight line rent receivable...................        (887)            (685)
      Other assets....................................       1,322           (1,111)
      Accounts payable and accrued expenses...........       1,830             (835)
                                                          ---------         --------
Net cash provided by operating activities.............      23,690           16,593

Cash flows from investing activities
Additions to rental properties........................     (45,612)         (46,446)
Additions to deferred development costs...............      (6,145)              -
Advances to related parties...........................         (67)              -
Payments from related parties.........................         173              105
                                                           --------         --------
Net cash used in investing activities.................     (51,651)         (46,341)

Cash flows from financing activities
Proceeds from bank line of credit.....................      42,000           43,000
Proceeds from issuance of notes payable...............      99,592                -
Repayments of debt....................................     (89,000)               -
Additions to deferred financing costs.................      (3,135)             (80)
Distributions.........................................     (19,625)         (17,306)
Net proceeds from sale of units.......................       1,076                -
Other financing activities............................          15              770
                                                          ---------         --------
Net cash provided by financing activities.............      30,923           26,384
                                                          ---------         --------
Net increase (decrease) in cash and equivalents.......       2,962           (3,364)
Cash and equivalents, beginning of period.............       3,987            9,109
                                                          ---------         --------
Cash and equivalents, end of period...................      $6,949           $5,745
                                                          =========         ========

Supplemental schedule of Non-Cash Investing and Financing Activities:

During 1996, the Operating Partnership acquired property valued at $1.6 million through the issuance of units.
Also during 1996, 250,000 units with a book value of approximately $3.8 million were converted to common shares.

The accompanying notes are an integral part of the financial statements.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

       Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of June 30, 1996, the Operating Partnership operated 17 centers in 9 states (the "Properties") containing approximately 3.3 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

       Ownership of the Operating Partnership as of June 30, 1996 was as follows:


            General partner               68.8%          11,780,700  units
            Limited partners              31.2%           5,347,300  units
                                         --------       -----------
                 TOTAL                   100.0%         17,128,000


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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

       Certain prior period balances have been reclassified to conform with current period presentation.

2.     BANK LINE OF CREDIT

       On March 29, 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new, unsecured $100 million line of credit (the "Unsecured Facility"). The Unsecured Facility expires March 29, 1998. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate plus 1.75%, or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The outstanding balance at June 30, 1996 was $49.0 million, which approximates fair value. An additional $1.0 million of the Unsecured Facility was reserved for letters of credit issued to secure commitments to fund a traffic mitigation plan at a new center.

       The Unsecured Facility requires compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Operating Partnership has remained in compliance with these covenants since inception of the facility.

       Interest and loan costs of approximately $1.3 million and $2.5 million were capitalized as development costs during the three and six months ended June 30, 1996.

3.     NOTES PAYABLE

       In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to repay substantially all of the borrowings under the Secured Facility.

4.     DISTRIBUTIONS

       On June 13, 1996, the Board of Directors of the Company declared a $0.575 per unit cash distribution to unitholders of record on June 28, 1996. The distribution, totaling $9.9 million, was paid on July 22, 1996.

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

7.     COMMITMENTS AND CONTINGENCIES

       Management has determined that the foundation slab at one of its outlet centers was installed improperly and will require corrective action, the cost of which management estimates will be in excess of $1 million. Management believes such costs may be recoverable from the original contractor and/or engineers, and that any costs incurred by the Operating Partnership will not materially affect the financial position, operating results or liquidity of the Operating Partnership.

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

8.     RELATED PARTY INFORMATION

       The Operating Partnership recognized lease settlement income of approximately $99,000 from a related party during the six months ended June 30, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

9.     EXTRAORDINARY ITEM

       Deferred financing costs of $0.9 million related to the Secured Facility replaced in March 1996 have been written off and reflected in the accompanying financial statements as an extraordinary item.

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

GENERAL OVERVIEW

The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 17 manufacturers' outlet centers at June 30, 1996 and 1995: the Operating Partnership sold its smallest center, Page Factory Stores, in December, 1995, and opened a new center, North Georgia Premium Outlets in May, 1996. The Operating Partnership's operating gross leasable area (GLA) at June 30, 1996, increased 16.4% to 3.3 million square feet from 2.8 million square feet at June 30, 1995. The GLA added since July 1, 1995 is detailed in the schedule that follows:

                                                       12 Mos Ended            6 Mos Ended           6 Mos Ended
                                                         June 30,               June 30,             December 31,
                                                           1996                    1996                  1995
                                                     ----------------        ---------------       ----------------
GLA ADDED (IN 000'S):
NEW CENTERS OPENED:
  North Georgia................................      292                    292                    -
                                                    ------------           ------------           ------------
TOTAL NEW CENTERS                                     292                    292                    -

CENTERS EXPANDED:
    Aurora Farms.................................      27                     -                      27
    Woodbury Common..............................      18                     1                      17
    Napa Factory Stores..........................      17                     -                      17
    Camarillo Factory Stores.....................      77                     -                      77
    Petaluma.....................................      45                     30                     15
    Other........................................      (3)                    1                      (4)
                                                       ------------           ------------           ------------
TOTAL CENTERS EXPANDED                                 181                    32                     149

CENTER SOLD:
    Page Factory Stores..........................      (14)                   -                      (14)
                                                       ------------           ------------           ------------

Net GLA added during the period..................      459                    324                    135

GLA at end of period.............................      3,258                  3,258                  2,934


RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1996 to the three months ended
June 30, 1995.

Net income before minority interest and extraordinary item increased $0.7 million to $8.1 million for the three months ended June 30, 1996 from $7.4 million for the three months ended June 30, 1995. The increase was primarily due to increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.3 million, or 20.3%, to $13.7 million for the three months ended June 30, 1996 from $11.4 million for the three months ended June
30, 1995 due to expansions, new center openings and higher average rents.

Percentage rents increased $0.1 million to $0.9 million for the three months ended June 30, 1996, from $0.8 million for the three months ended June 30, 1995.
The increase was primarily due to increases in tenant sales at the Operating
Partnership's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.5 million, or 10.6%, to $5.7 million for the three months ended June 30, 1996 from $5.2 million for the three months ended
June 30, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 94.0% in 1996 and 1995.

Other income increased $0.3 million to $0.6 million for the three months ended
June 30, 1996, from $0.3 million for the three months ended June 30, 1995, primarily as a result of increased interest and a lease termination settlement in the 1996 period.

Interest in excess of amounts capitalized increased $1.2 million to $1.8 million for the three months ended June 30, 1996 from $0.6 million for the three months ended June 30, 1995 due to the opening of centers and expansions financed during 1995 and 1996.

Operating and maintenance expenses increased $0.6 million, or 10.6%, to $6.1 million for the three months ended June 30, 1996 from $5.5 million for the three months ended June 30, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $0.5 million, or 19.0%, to $3.5 million for the three months ended June 30, 1996 from $3.0 million for the three months ended June 30, 1995. The increase was primarily due to costs related to expansions and new centers.

General and administrative expenses increased $0.1 million, or 10.5%, to $0.8 million for the three months ended June 30, 1996 from $0.7 million for the three months ended June 30, 1995. The increase was primarily due to increased personnel and overhead costs.

Other expenses remained flat at $0.6 million for the three months ended June 30, 1996 and 1995.

Comparison of the six months ended June 30, 1996 to the six months ended June
30, 1995.

Net income before minority interest and extraordinary item increased $0.8 million to $15.3 million for the six months ended June 30, 1996, from $14.5 million for the six months ended June 30, 1995. The increase was primarily due to increases in revenues offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $4.6 million, or 21.4%, to $26.4 million for the six months ended June 30, 1996, from $21.8 million for the six months ended June 30, 1995, due to expansions, new center openings and higher average rents.

Percentage rents increased $0.6 million to $1.7 million for the six months ended
June 30, 1996 from $1.1 million for the six months ended June 30, 1995. The increase was primarily due to increases in tenant sales, expansions at the Operating Partnership's larger centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.7 million, or 17.7%, to $10.9 million for the six months ended June 30, 1996 from $9.2 million for the six months ended June
30, 1995, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 93.6% in 1996 compared to 95.1% in 1995.

Other income increased $0.3 million to $1.0 million for the six months ended
June 30, 1996 from $0.7 million for the six months ended June 30, 1995. The increase was primarily as a result of increased interest and lease termination settlements in the 1996 period.

Interest in excess of amounts capitalized increased $2.6 million to $3.4 million for the six months ended June 30, 1996 from $0.8 million for the six months ended June 30, 1995 due to the opening of centers and expansions financed during 1995 and 1996.

Operating and maintenance expenses increased $1.9 million, or 19.6%, to $11.6 million for the six months ended June 30, 1996 from $9.7 million for the six months ended June 30, 1995. The increase was primarily due to costs related to expansions and new centers.

Depreciation and amortization expense increased $1.6 million, or 29.2%, to $7.2 million for the six months ended June 30, 1996 from $5.6 million for the six months ended June 30, 1995. The increase was primarily due to costs related to expansions and new centers.

General and administrative expenses remained flat at $1.4 million for the six months ended June 30, 1996 and 1995.

Other expenses increased $0.2 million to $1.1 million for the six months ended
June 30, 1996 from $0.9 million for the six months ended June 30, 1995. The increase included additional reserves for bad debts, legal fees and tenant improvement write-offs.

In March 1996, the Operating Partnership replaced its Secured Facility. Deferred financing costs of $0.9 million were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions and planned development and construction activities. Operating cash flow during 1996 is expected to increase with a full year of operations of the 606,000 square feet of GLA added during 1995 and scheduled openings of approximately 675,000 square feet including two new centers and expansions in 1996. In addition, at June 30, 1996 the Operating
Partnership had $50.0 million available under its Unsecured Facility, access to the public markets through its debt ($100 million) and the Company's ($200 million) equity shelf registrations, and cash equivalents of $6.9 million.

Operating cash flow is expected to provide sufficient funds for distributions.
In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1996 were $19.7 million, or $0.575 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, minority interest and extraordinary item ("FFO") was 92.0% during the six months ended June 30, 1996. The Unsecured Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In January 1996, the Operating Partnership completed a $100 million public offering of 7.75% unsecured notes due January 2001 (the "Notes"), which are guaranteed by the Company. The five-year non-callable Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the Secured Facility.

In March 1996, the Operating Partnership replaced its Secured Facility with the new $100 million Unsecured Facility. The Operating Partnership had $50.0 million available for growth and liquidity at June 30, 1996. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate
("LIBOR") plus 1.75%, or the prime rate, at the Operating Partnership's option.
A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility can be increased at any time up to $200 million with the approval of the bank group.

The Operating Partnership is in the process of planning development for 1996, 1997 and beyond. North Georgia Premium Outlets Phase I, a new project containing
292,000 square feet of GLA, opened in May 1996. Another new center, Clinton
Crossing Premium Outlets, containing 271,000 square feet of GLA, is scheduled to open in late August 1996, and approximately 85,000 square feet of expansions are under construction and expected to open during the second half of 1996. The
Operating Partnership anticipates development and construction costs of $80 million to $100 million annually. Funding is currently expected from Unsecured
Facility borrowings and other available capital sources.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock of the Company on a fully diluted basis including conversion of Operating Partnership units to common stock, plus total debt). Using a June 30, 1996 closing price of $31.75 per share of common stock of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 21%.

Net cash provided by operating activities was $23.7 million and $16.6 million for the six months ended June 30, 1996 and 1995, respectively. The increase was primarily due to increased operations, decreases in accounts receivable and increases in accrued interest on the Notes. Net cash used in investing activities increased $5.3 million for the six months ended June 30, 1996 compared to 1995, primarily as a result of increased development activity. Net cash provided by financing activities increased $4.5 million primarily due to the issuance of the Notes, offset by repayment of the Secured Facility.

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

In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Operating Partnership's
FFO under both methods of calculation for the six months ended June 30, 1996 and 1995.

                                           New Method                                            Old Method
                      ---------------------------------------------------   ---------------------------------------------------
                             Three Months                  Six Months                  Three Months                 Six Months
                            Ended June 30,               Ended June 30,               Ended June 30,               Ended June 30,
                          1996         1995           1996           1995           1996            1995           1996       1995
                      ------------   -------------   ------------   ------------   -------       --------       ---------   -------

Net income before
extraordinary item......    $8,040         $7,277        $15,111         $14,342    $8,040         $7,277        $15,111     $14,342

Add back:
Depreciation and
amortization(1).........     3,478          2,934          7,065           5,487      3,478         2,934          7,065       5,487

Amortization of
deferred financing
costs and depreciation
of non-real estate
assets...................     (269)          (198)          (656)           (275)         -            -              -          -

                           --------      ---------      ---------       --------    ---------      --------     ----------   -------
 FFO                       $11,249         $10,013        $21,520        $19,554     $11,518        $10,211       $22,176    $19,829
                           =======       =========       ========        =======     ========       =======      =========   =======
Weighted average
units outstanding........   17,108          16,688         17,048         16,653      17,108         16,668        17,048    16,653

________________________________
(1)  Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CHELSEA GCA REALTY PARTNERSHIP, L.P.



                                          By:   /s/  Leslie T. Chao
                                                Leslie T. Chao
                                                Executive Vice President and
                                                Chief Financial Officer

Date:  August 9, 1996