Form 10-K
period 1996-12-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1997-03-25
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

There are no outstanding shares of Common Stock or voting securities

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement of Chelsea GCA Realty, Inc. relating to its 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), is 72.1% owned and managed by its sole general partner, Chelsea GCA Realty, Inc. ("Chelsea GCA" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The Operating Partnership owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1996, the Operating Partnership owned and operated 18 centers (the "Properties") with a total of approximately 3.6 million square feet of gross leasable area ("GLA") in 10 states. The Operating Partnership also has properties under development including one new center in Wrentham, Massachusetts, outside of Boston. The Operating Partnership's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Portland (Oregon), Kansas City, Atlanta, Cleveland, the Napa Valley, Palms Springs and the Monterey Peninsula.

The Operating Partnership's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 201-228-6111).

RECENT DEVELOPMENTS

Between the Company's IPO and December 31, 1996, the Operating Partnership has developed and opened approximately 2.0 million square feet of new GLA, contained in seven new centers and the expansion of eleven existing centers, a 123% increase. Of the new GLA, 1,112,000 square feet was in the seven newly developed centers and 878,000 square feet was in the expansions of eleven existing centers. Approximately $200 million of such development and expansion costs were funded with borrowings along with the balance funded with cash proceeds from the IPO and undistributed funds from operations.

A summary of newly developed centers and expansions since the Company's IPO through the end of 1996 is shown below:

                  PROPERTY                                    Opening Date(s)            GLA (sf)       No. of
                                                                                                          Stores
---------------------------------------------    --------------------------------  ------------------   ------------------

New Centers:
  Clinton Crossing.....................                                     8/96    272,000              67
  North Georgia........................                                     5/96    292,000              76
  Camarillo Premium Outlets............                               3/95, 6/95    149,000              48
  Petaluma Village.....................                                    12/94    150,000              43
  Napa Premium Outlets                                                     12/94     72,000              14
  Santa Fe Factory Stores                                                  12/93    125,000              44
  Solvang Designer Outlets (1).........                                    12/94     52,000              15
                                                                               ------------------   ------------------
    TOTAL NEWLY DEVELOPED CENTERS......                                           1,112,000            307
                                                                               ==================   ==================
EXPANSIONS:
  Desert Hills.........................                              12/93, 6/95    203,000              46
  Aurora Farms.........................                             12/93, 5/94,    195,000              35
                                                                     8/94, 11/95
  Woodbury Common......................                            12/93, 12/94,    110,000              20
                                                                     9/95, 10/95
  Napa Premium Outlets.................                               3/95, 6/95     99,000              35
  Camarillo Premium Outlets............                             11/95, 11/96    131,000              28
  Columbia Gorge.......................                               6/94, 9/94     46,000               9
  Petaluma Village.....................                        12/95, 3/96, 6/96     46,000              10
  Patriot Plaza........................                               2/95, 5/95     35,000               9
  Folsom...............................                                    12/96     22,000               1
  Other................................                                              (9,000)             (1)
                                                                                   ------------------   ------------------
TOTAL EXPANSIONS.......................                                             878,000              192
                                                                                   ==================   ==================
NOTE:  (1)  The Operating Partnership is the sole general partner and has a 50%
 interest in the property.

The Operating Partnership is in the process of constructing one new project with 230,000 square feet of GLA, in Wrentham, MA (near the junction of Interstates 95 and 495, south of Boston) and a 270,000 square foot expansion of Woodbury Common (Central Valley, NY), its flagship center in the New York City metropolitan market. These projects are expected to open during late 1997 and early 1998.

On February 7, 1997, the Operating Partnership signed a letter of intent to acquire Waikele Factory Outlets, a 214,000 square foot manufacturer's outlet center located 15 miles west of Honolulu, Hawaii. Closing has been scheduled for the end of March 1997 and is subject to final due diligence review and documentation. The 17-acre outlet center property is part of Waikele Center, a retail development that also contains 522,000 square feet of power-center tenants including Borders Books, Computer City, Eagle Hardware, Kmart and Office Max. Waikele Center is a shopping destination for international tourists as well as local residents. Waikele Factory Outlets is 100% leased to 52 tenants including Anne Klein, BCBG, Benetton, Bose, Carter's Childrenswear, Donna Karan, Guess?, Kenneth Cole, Levi's, Off 5th-Saks Fifth Avenue Outlet and Villeroy & Boch.

ORGANIZATION OF THE OPERATING PARTNERSHIP

The Operating Partnership was formed through the merger in 1993 of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"), two leading outlet center development companies, providing for greater access to the public and private capital markets. All of the Properties are held by and all of its business activities conducted through the Operating Partnership. The Company (which owned 72.1% in the Operating Partnership as of December 31, 1996) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties.

THE MANUFACTURERS' OUTLET BUSINESS

Manufacturers' outlets are manufacturer-operated retail stores which sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer: by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

BUSINESS OF THE OPERATING PARTNERSHIP

The Operating Partnership believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

Strong Tenant Relationships. The Operating Partnership maintains strong tenant relationships both with high fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Joan & David, Jones New York, Nautica, Polo/Ralph Lauren and Tommy Hilfiger, as well as with national brand-name manufacturers such as Nine West, Phillips-Van Heusen (Bass, Geoffrey Beene, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather, Mark Cross). The Operating Partnership believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Properties generated weighted average reported tenant sales during 1996 of $345 per square foot. A significant number of the Operating Partnership's tenants, including Ann Taylor, Brooks Brothers, Burberrys, Cole-Haan, Donna Karan, Emanuel/Emanuel Ungaro, Joan & David, Jones New York, Nike, Nine West, Polo/Ralph Lauren Factory Store, Royal Doulton, Timberland, Tommy Hilfiger and Waterford/Wedgwood, reported that the top store in their outlet chain during 1996 (as measured by sales per square foot or gross sales) was in one of the Operating Partnership's centers. The Operating Partnership believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The Operating Partnership believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. The Operating Partnership's senior officers have been recognized leaders in the outlet industry over the last two decades. The Operating Partnership was the first recipient of the Value Retail News Award of Excellence. In addition, management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the Company's IPO, the Operating Partnership has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Operating Partnership intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

GROWTH STRATEGY

The Operating Partnership seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and redeveloping centers.

Increasing Rents at Existing Centers. The Operating Partnership's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by underperforming tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The Operating Partnership believes there will continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Operating Partnership intends to undertake such development on a selective basis, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Operating Partnership expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Operating Partnership believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis.

Acquiring and Redeveloping Centers. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Operating Partnership believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Operating Partnership will be able to enhance the operation of acquired properties as a result of its strong tenant relationships with both national and upscale fashion retailers; and development, marketing and management expertise as a full-service real estate organization. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units.

OPERATING STRATEGY

The Operating Partnership's primary business objectives are to increase cash generated from operations and to enhance the value of its properties and operations. The Operating Partnership plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing. The Operating Partnership pursues an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men's, women's and children's ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. The Operating Partnership continually monitors tenant mix, store size, store location and sales performance, and works with tenants to improve each center through re-sizing, re-location and joint promotion.

 Market and Site Selection. To ensure a sound long-term customer base, the Operating Partnership generally seeks to develop sites near densely-populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the Operating Partnership believes that they provide the most attractive long-term demographic characteristics.

The Operating Partnership generally seeks to develop sites that can support 200,000 to 500,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

Marketing. The Operating Partnership pursues an active, property-specific marketing strategy using a variety of media including newspapers, television, radio, billboards, regional magazines, guide books and direct mailings. The centers are marketed to tour groups, conventions and corporations; additionally, each property participates in joint destination marketing efforts with other area attractions and accommodations. Virtually all consumer marketing expenses incurred by the Operating Partnership are reimbursable by tenants.

Property Design and Management. The Operating Partnership believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Operating Partnership's 285 full-time and 71 part-time employees, 212 full-time and 71 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a director of property management.

FINANCING

The Operating Partnership's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the Operating Partnership to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity offerings.

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock of the Company on a fully diluted basis, including conversion of Operating Partnership units to common stock, plus total debt). Applying a December 31, 1996 closing price of $34.625 per share of common stock of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 25% at December 31, 1996.

In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") that expires March 29, 1998. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Operating Partnership's option. In January 1997, the Unsecured Facility was amended and restated and the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility was completely unused at December 31, 1996.

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' growing desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other sales channels in the retail industry. The Operating Partnership believes that the Properties are generally the leading manufacturers' outlet centers in each market. The Operating Partnership carefully considers the degree of existing and planned competition in each proposed area before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Operating Partnership is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Operating Partnership's financial position and results of operations.

PERSONNEL

As of December 31, 1996, the Operating Partnership had 285 full-time and 71 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Operating Partnership believes it has good relations with its employees.

ITEM 2.  PROPERTIES

As of December 31, 1996, the Operating Partnership had 18 operating outlet centers. Of the 18 operating centers, 15 are owned 100% in fee; one, Solvang Designer Outlets, is 50%-owned through a limited partnership; and two, American Tin Cannery Premium Outlets and Lawrence Riverfront Factory Outlets, are held under long-term leases. The Operating Partnership manages all of its Properties.

Approximately 38% and 40% of the Operating Partnership's revenues for the years ended December 31, 1996 and 1995, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 44% and 45% of the Operating Partnership's revenues for the years ended December 31, 1996 and 1995, respectively, were derived from the Operating Partnership's centers in California.

Set forth in the table below is certain property information as of December 31,1996:

                                                YEAR               GLA (SQ.         NO. OF
NAME/LOCATION                                   OPENED             FT.)             STORES         CERTAIN TENANTS
                                               ------------   --------------   ------------   ------------------------------------

Woodbury Common..........................        1985            573,000           151        Brooks Brothers, Calvin Klein, Donna
 Central Valley, NY (New York City Metro                                                      Karan, Polo/Ralph Lauren, Van Heusen,
area)                                                                                         Coach Leather

Desert Hills.............................        1990            432,000           106        Bose, Coach Leather, Donna Karan,
Cabazon, CA (Palm Springs-Los Angeles area)                                                   Eddie Bauer, Nautica, Tommy Hilfiger

Aurora Premium Outlets...................        1987            294,000            66        Ann Taylor, Brooks Brothers
Aurora, OH (Cleveland metro area)                                                             Carters, Liz Claiborne, Reebok,
metro area)                                                                                   Off 5th-Saks Fifth Ave

North Georgia............................        1996          292,000            76          Bose, Brooks Brothers, Donna Karan,
Dawsonville, GA (Atlanta metro area)                                                          Off 5th-Saks Fifth Ave

Camarillo Premium Outlets................        1995          280,000            86          Asics, Barneys New York, Jones New
Camarillo, CA (Los Angeles metro area)                                                        York, Levi's, Nine West, Off 5th-Saks
                                                                                              Fifth Ave

Clinton Crossing.........................        1996          272,000            67          Bose, Coach Leather, Donna Karan,
Clinton, CT (I-95/NY-New England corridor)                                                    Off 5th-Saks Fifth Ave, Polo/Ralph
                                                                                              Lauren

Folsom Premium Outlets...................        1990          211,000            58          Bass, Jones New York, Levi's, Nike,
Folsom, CA (Sacramento metro area)                                                            Nine West, Off 5th-Saks Fifth Ave

Petaluma Village.........................        1994          196,000            53          Ann Taylor, Brooks Brothers, Levi's
Petaluma, CA (San Francisco metro area)                                                       Reebok, Off 5th-Saks Fifth Ave

Napa Premium Outlets.....................        1994          171,000            49         Cole-Haan,  Dansk, Ellen Tracy,
Napa, CA (Napa Valley)                                                                       Esprit,  J.Crew, Nautica,
                                                                                             Timberland

Columbia Gorge...........................        1991          148,000            42         Carters, Harry & David, Levi's,
Troutdale, (Portland metro area)                                                             Maidenform, Mikasa, Norm Thompson

Lawrence Riverfront......................        1990          148,000            44         Bass, J.Crew, Jones New York County,
Lawrence, KS (Kansas City metro area)                                                        Mikasa

Liberty Village..........................        1981          145,000            58         Calvin Klein, Donna Karan, Ellen
Flemington, NJ (New York-Phil. metro area)                                                   Tracy, Tommy Hilfiger, Waterfor

American Tin Cannery.....................        1987          137,000            49         Anne Klein, Carole Little, Joan &
Pacific Grove, CA (Monterey Penninsula)                                                      David, London Fog, Reebok, Rockport

Santa Fe Factory Stores..................        1993          125,000            44         Brooks Brothers, Cole-Haan, Dansk,
Santa Fe, NM                                                                                 Donna Karan, Joan & David, Mondi

Patriot Plaza............................        1986           76,000            11         Lenox, Polo/Ralph Lauren, Westpoint
Williamsburg, VA (Norfolk-Richmond area)                                                     Stevens

Solvang Designer Outlets.................        1994           52,000            15         Bass, Donna Karan, Ellen Tracy,
Solvang, CA (Southern California area)                                                       Nautica

Mammoth Premium Outlets..................        1990           35,000            11         Bass, Polo/Ralph Lauren
Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets...............        1992           23,000            9          Brooks Brothers, Donna Karan, Joan
St. Helena, CA (Napa Valley)                                                                 & David, Coach Leather
                                                            --------------   ------------

   Total.................................                     3,610,000          995
                                                            ==============   ============

The following sets forth certain information relating to each of the Properties:

Woodbury Common, Central Valley, New York. Woodbury Common Premium Outlets opened in November 1985 and is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway (Interstate 87). Significant expansions of 19,000 and 85,000 square feet opened in 1995 and 1993, respectively. The center currently has one of the largest single-center concentrations of upscale/designer outlet stores in the United States. Management believes that this is the most successful outlet center in the New York-New Jersey Metropolitan area.

Desert Hills, Cabazon, California. Desert Hills Premium Outlets opened in August 1990 and is located on Interstate 10, 16 miles west of Palm Springs and 75 miles east of Los Angeles. An expansion of 191,000 square feet opened in 1995. The center serves the population of southern California as well as tourists. Management believes this is the most successful outlet center in southern California.

Aurora Premium Outlets, Aurora, Ohio. Founded over sixty years ago, Aurora Premium Outlets opened as an outlet center in 1987 and is located approximately 30 miles southeast of Cleveland. Expansions of 27,000, 130,000 and 38,000 square feet opened in 1995, 1994, and 1993, respectively.

North Georgia, Dawsonville, Georgia. Phase I of North Georgia Premium Outlets opened in May 1996 and is located approximately 40 miles north of Atlanta on State Road 400.

Camarillo Premium Outlets, Camarillo, California. Camarillo Premium Outlets opened in March 1995 and is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. Expansions of 54,000 and 77,000 square feet opened in 1996 and 1995, respectively.

Clinton Crossing, Clinton, Connecticut. Clinton Crossing Premium Outlets opened in August 1996 and is located approximately 22 miles east of New Haven on I-95 at Exit 63.

Folsom Premium Outlets (formerly known as Natoma Station Factory Outlets), Folsom, California. Folsom Premium Outlets opened in March 1990 and is located approximately 20 miles east of Sacramento. An expansion of 22,000 square feet opened in 1996.

Petaluma Village, Petaluma, California. Petaluma Village Premium Outlets opened in November 1994. Expansions of 30,000 and 16,000 square feet opened in 1996 and 1995, respectively. The center is located one hour north of San Francisco and 40 miles north of the Golden Gate Bridge, in Sonoma County on Highway 101.

Napa Premium Outlets, Napa, California. Napa Premium Outlets opened in December 1994. The center is located on Highway 29, the main tourist corridor of the Napa Valley wine region in Northern California, 20 miles south of St. Helena Factory Stores, a smaller Operating Partnership-owned center. Expansions totaling 99,000 square feet opened during 1995.

Columbia Gorge, Troutdale, Oregon. Columbia Gorge Premium Outlets opened in April 1991 and is located on Interstate 84, 20 miles east of Portland and along the Columbia River Gorge. Expansions totaling 46,000 square feet opened in 1994.

Lawrence Riverfront, Lawrence, Kansas. Lawrence Riverfront opened in April 1990 and is located approximately 40 miles west of Kansas City and 30 miles east of Topeka. Lawrence is home to the University of Kansas. The property is held under a long-term operating land lease expiring in 2007 (subject to renewal at the Operating Partnership's option until 2087) which provides for an annual rental increase based on increases in the Consumer Price Index. Management believes that the terms of this lease will not materially limit the growth in cash flow to be received by the Operating Partnership from this property.

Liberty Village, Flemington, New Jersey. Liberty Village Premium Outlets opened in May 1981 and is located approximately 60 miles southwest of New York City and 40 miles north of Philadelphia. Designed in an authentic colonial style, Liberty Village was the industry's first architecturally themed outlet village.

American Tin Cannery, Pacific Grove, California. The Operating Partnership introduced the manufacturers' outlet center concept to California in 1987 with the opening of the American Tin Cannery Premium Outlets center on the Monterey Peninsula. The center is a renovation of an existing structure along Cannery Row and is located near the Monterey Bay Aquarium, minutes away from Carmel. It is approximately 110 miles south of San Francisco. A 10,000 square foot expansion opened in January 1994. The property is held under a long-term lease expiring in 2012 (subject to renewal at the Operating Partnership's option through 2022). The lease provides for annual contingent payments to the landlord based on 20% of gross rents (as defined) through 2004, escalating to 50% through its expiration in 2012. The Operating Partnership has not paid contingent rent since inception of the lease through 1996. Management believes that the terms of this lease will not materially limit the growth in cash flow to be received by the Operating Partnership from this property.

Santa Fe Factory Stores, Santa Fe, New Mexico. Santa Fe Factory Stores opened in December 1993 and is located on Interstate 25 at the intersection of Route 68, the main road into historic Santa Fe.

Patriot Plaza, Williamsburg, Virginia. Patriot Plaza opened in December 1986 and is located near the historic tourist village of Colonial Williamsburg, 50 miles east of Richmond and 50 miles west of Virginia Beach/Norfolk metro market. Over two million tourists visit Williamsburg, the restored former colonial capital, each year. A 13,000 square foot addition opened during February 1995 and a 22,000 square foot adjacent center was acquired in May 1995.

Solvang Designer Outlets, Solvang, California. Solvang Designer Outlets opened in December 1994 and is located off Highway 101, two and one-half hours north of Los Angeles and thirty minutes northeast of Santa Barbara. The center is 50% owned through a limited partnership.

Mammoth Premium Outlets, Mammoth Lakes, California. Mammoth Premium Outlets opened in 1990. It is located 20 miles from the eastern entrance to Yosemite National Park and five miles from the most popular skiing area in California.

St. Helena Premium Outlets (formerly Village Outlets of Napa Valley) St. Helena, California. St. Helena Premium Outlets opened in November 1992 and is located in the Napa Valley wine region in Northern California, on Route 29, the main thoroughfare for the area. The center is 20 miles north of Napa Premium Outlets.

The Operating Partnership rents approximately 23,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional office in Newport Beach, California.

ITEM 3.  LEGAL PROCEEDINGS

The Operating Partnership is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and which is either expected to be covered by liability insurance or have no material impact on the Operating Partnership's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY MATTERS

None.

ITEM 6: SELECTED FINANCIAL DATA
        CHELSEA GCA REALTY PARTNERSHIP, L.P. AND PREDECESSOR BUSINESS (1)
                (IN THOUSANDS EXCEPT PER SHARE, AND CENTER DATA)

                                                                                          Period           Period
                                                             Year Ended                   Nov. 2,          Jan. 1,
                                                            December 31,                  1993 to          1993 to       Year Ended
                                                    ----------------------------------    Dec. 31,         Nov. 1,        Dec. 31,
                                                   1996          1995         1994          1993             1993          1992
                                                                 ----         ----          ----             ----          ----
Operating Data:
Rental income...............................       $63,792       $51,361      $38,010       $6,401           $21,398       $23,419
Total revenues..............................        91,356        72,515       53,145        8,908            29,844        32,763
Total expenses..............................        59,996        41,814       28,179        4,618            28,372        29,923
Income before minority                              31,360        29,650       24,966        4,290             1,472         2,840
interest ...................................
Minority interest...........................          (257)         (285)         (49)          -             (1,128)        (1,640)
Income before                                       31,103        29,365       24,917        4,290               344         1,200
extraordinary item..........................
Extraordinary item-loss
on retirement of debt.......................          (902)         -            -          (9,410)              -             -
Net income (loss)...........................        30,201        29,365       24,917       (5,120)              344         1,200
Net income (loss) per unit:.................
  General partner (including $0.05 and $0.51
  net loss per unit from extraordinary item
  in 1996 and 1993, respectively)...........         $1.77         $1.75        $1.50        $(0.31)             -             -
  Limited partner (including $0.05 and $0.51
  net loss per unit from extraordinary item
  in 1996 and 1993, respectively)...........         $1.76         $1.75        $1.50        $(0.31)             -             -
WEIGHTED AVERAGE UNITS OUTSTANDING:
General partner.............................        11,802        11,188       10,971        10,937              -             -
Limited partners............................         5,316         5,601        5,669         5,703              -             -
Total.......................................        17,118        16,789       16,640        16,640              -             -

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation............................      $512,354      $415,983     $332,834      $243,218         $192,565      $158,473
Total assets................................       502,212       408,053      330,775       288,732          188,895       152,926
Total liabilities  .........................       240,878       141,577       68,084        24,496          173,012       146,860
Minority interest...........................         5,698         5,441        5,156         -                5,587         4,121
Partner's capital...........................      $255,636      $261,035     $257,535      $264,236           $2,297        $1,945
Distributions declared per unit.............        $2.355        $2.135        $1.90         $0.30            -             -

OTHER DATA:
Funds from operations (2)                          $48,616       $41,870      $33,631        $5,648           $7,727        $8,880
Cash flows from:
   Operating activities.....................       $52,898       $36,330      $32,522        $4,746           $9,893        $9,030
   Investing activities.....................       (98,956)      (81,926)     (79,595)      (63,607)         (29,032)      (13,661)
   Financing activities.....................       $55,957       $40,474      $(1,707)      $116,570         $22,692        $6,341
GLA at end of period........................         3,610         2,934        2,342          1,879           1,620         1,444
Weighted average GLA (3)....................         3,255         2,680        2,001          1,743           1,550         1,401
Centers at end of the period................            18            16           16             13              12            12
New centers opened..........................             2             1            3              1               -             2
Centers expanded............................             5             7            4              3               2             1
Centers sold................................             -             1            -              -               -             -

NOTES TO SELECTED FINANCIAL DATA:
(1) The selected financial data includes the combined financial statements of Chelsea GCA Properties ("Predecessor Business") for the periods prior to November 2, 1993, and the consolidated financial statements of Chelsea GCA Realty Partnership, L.P. for the periods after November 1, 1993.
(2) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.
(3)  GLA weighted by months in operation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the financial statements included and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square foot basis. The latter technique adjusts for square footage changes at different times during the year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) and SFAS No. 123 (Accounting for Stock-Based Compensation) which are effective for fiscal years beginning after December 15, 1995. The Operating Partnership adopted SFAS No. 121 in the first quarter of 1996 and provided the required footnote disclosure under SFAS No. 123 in the financial statements. Adoption of SFAS No. 121 or 123 has no material impact on the Operating Partnership's financial position or results of operations.

GENERAL OVERVIEW

At December 31, 1996, the Operating Partnership operated 18 manufacturers' outlet centers, compared to 16 at the end of 1995 and 1994. The Operating Partnership's operating gross leasable area ("GLA") at December 31, 1996 was 3.6 million square feet compared to 2.9 million square feet and 2.3 million square feet at December 31, 1995 and 1994, respectively.

From January 1, 1994 to December 31, 1996, the Operating Partnership grew by increasing rents at its operating centers, opening six new centers and expanding ten centers. The 1.7 million square feet ("sf") of GLA added is detailed in the schedule that follows:

                                                       SINCE
                                                      JANUARY 1
                                                        1994                 1996                 1995                1994
                                                  ----------------     ----------------     ----------------    ----------------
Changes in GLA (sf in
000's):

  NEW CENTERS OPENED:
    Camarillo Premium Outlets                           149                   -                    149                   -
    Petaluma Village.......................             150                   -                     -                   150
    Napa Premium Outlets...................              72                   -                     -                    72
    Solvang Designer Outlets...............              52                   -                     -                    52
    North Georgia..........................             292                  292                    -                    -
    Clinton Crossing.......................             272                  272                    -                    -
                                                  ----------------     ----------------     ----------------    ----------------

  TOTAL NEW CENTERS.........................            987                  564                   149                  274

  CENTERS EXPANDED:
  Desert Hills................................          191                   -                    191                   -
  Aurora Premium Outlets......................          157                   -                     27                  130
  Woodbury Common.............................           25                   2                     19                    4
  Napa Premium Outlets........................           99                   -                     99                    -
  Camarillo Premium Outlets...................          131                  54                     77                    -
  Columbia Gorge..............................           46                   -                      -                   46
  Patriot Plaza...............................           35                   -                     35                    -
  Petaluma Village............................           46                  30                     16                    -
  Folsom Premium Outlets......................           22                  22                      -                    -
  Liberty Village.............................            4                   4                      -                    -
  Other.......................................            2                   -                     (7)                   9
                                                   ----------------   ----------------        ----------------    ----------------

  TOTAL CENTERS EXPANDED...................             758                 112                    457                  189

  CENTERS SOLD:
  Page Factory Stores.........................          (14)                 -                    (14)                   -
                                                  ----------------     ----------------       ----------------    ----------------

  GLA ADDED DURING THE PERIOD.................        1,731                 676                   592                   463

  OTHER DATA:
    GLA at end of period......................                            3,610                 2,934                 2,342
    Weighted average GLA (1)..................                            3,255                 2,680                 2,001
    Centers at end of period..................                               18                    16                    16
    New centers opened........................                                2                     1                     3
    Centers expanded..........................                                5                     7                     4
    Centers sold..............................                                -                     1                     -


NOTE:  (1)  Average GLA weighted by months in operation


The Operating Partnership's centers produced weighted average reported tenant sales of approximately $345 per square foot in 1996 compared to $313 and $309 per square foot in 1995 and 1994, respectively.

Two of the Operating Partnership's centers, Woodbury Common and Desert Hills, provided approximately 38%, 40% and 45% of the Operating Partnership's total revenue for the years 1996, 1995 and 1994, respectively. In addition, approximately 44%, 45% and 32% of the Operating Partnership's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Operating Partnership's centers in California.

The Operating Partnership does not consider any of its lessees to be anchor tenants and no individual tenant accounts for more than 10% of the Operating Partnership's gross revenues or total GLA. Only one tenant, combining all of its store concepts, occupies in excess of 2.7% of the Operating Partnership's total GLA. In view of these statistics and the Operating Partnership's past success in re-leasing available space, the Operating Partnership believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in the Company's 50% investment in Solvang.

Comparison of  year ended December 31, 1996 to year ended
December 31, 1995

Operating income before interest, depreciation and amortization increased $12.4 million, or 26.8%, to $59.1 million in 1996 from $46.7 million in 1995. This increase was primarily the result of the Operating Partnership's expansions and new center openings.

Base rentals increased $10.4 million, or 22.5%, to $56.4 million in 1996 from $46.0 million in 1995 due to expansions, new center openings and higher average rents. Base rental revenue per weighted average square foot increased to $17.32 in 1996 from $17.17 in 1995 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.1 million, or 38.7%, to $7.4 million in 1996 from $5.3 million in 1995. The increase was primarily due to increases in tenant sales, new center openings and expansions at the Operating Partnership's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $5.1 million, or 25.6%, to $24.8 million in 1996 from $19.7 million in 1995, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements increased 3.5% to $7.61 in 1996 from $7.35 in 1995. The average recovery of reimbursable expenses was 91.8% in 1996 compared to 93.9% in 1995.

Other income increased $1.3 million to $2.8 million in 1996 from $1.5 million in 1995 primarily as a result of an outparcel sale at one of the operating centers, increased interest income and lease termination settlements.

Interest, in excess of amounts capitalized, increased $5.7 million to $8.8 million in 1996 from $3.1 million in 1995, due to higher debt balances from the issuance of $200 million of public debt during 1996 and lower construction in progress.

Operating and maintenance expenses increased $6.0 million, or 28.6%, to $27.0 million in 1996 from $21.0 million in 1995. The increase was primarily due to costs related to expansions and new centers. On a weighted average square foot basis, operating and maintenance expenses increased 5.9% to $8.29 in 1996 from $7.83 in 1995 as a result of increased insurance expense and additional maintenance and security services provided at the centers.

General and administrative expenses increased $0.3 million to $3.3 million in 1996 from $3.0 million in 1995. On a weighted average square foot basis, general and administrative expenses decreased 7.2% to $1.03 in 1996 from $1.11 in 1995. Increased personnel and overhead costs were offset by additions to operating GLA.

Other expenses remained stable at $1.9 million in 1996 and 1995.


Comparison of year ended December 31, 1995 to year ended
December 31, 1994

Operating income before interest, depreciation and amortization increased $11.8 million, or 33.7%, to $46.7 million in 1995 from $34.9 million in 1994. This increase was primarily the result of the Operating Partnership's expansions and new center openings.

Base rentals increased $11.6 million, or 33.7%, to $46.0 million in 1995 from $34.4 million in 1994 due to expansions and new center openings. Base rental revenue per weighted average square foot remained stable at $17.17 in 1995 compared to $17.20 in 1994.

Percentage rents increased $1.7 million, or 48.4%, to $5.3 million in 1995 from $3.6 million in 1994. The increase was primarily due to increases in tenant sales and expansions at the Operating Partnership's larger centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.1 million, or 45.1%, to $19.7 million in 1995 from $13.6 million in 1994, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements increased 8.3% to $7.35 in 1995 from $6.79 in 1994. The average recovery of reimbursable expenses was 93.9% in 1995 compared to 94.7% in 1994.

Other income decreased $0.1 million to $1.5 million in 1995 from $1.6 million in 1994 primarily as a result of declining interest income from investment of IPO proceeds.

Interest, in excess of amounts capitalized, increased $2.1 million to $3.1 million in 1995 from $1.0 million in 1994, due to higher borrowings under the Credit Facility.

Operating and maintenance expenses increased $6.7 million, or 46.4%, to $21.0 million in 1995 from $14.3 million in 1994. The increase was primarily due to costs related to expansions and new centers. On a weighted average square foot basis, operating and maintenance expenses increased 9.4% to $7.83 in 1995 from $7.16 in 1994 as a result of increased real estate taxes and additional maintenance services.

General and administrative expenses increased $0.4 million to $3.0 million in 1995 from $2.6 million in 1994. On a weighted average square foot basis, general and administrative expenses decreased 13.3% to $1.11 in 1995 from $1.28 in 1994. Increased personnel and overhead costs were offset by additions to operating GLA.

Other expenses increased $0.6 million to $1.9 million in 1995 from $1.3 million in 1994. The increase included additional reserves for bad debts, legal fees, and tenant improvement write-offs.

In December 1995, the Operating Partnership sold its smallest property to an unrelated third party at a book loss of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1996 of $52.9 million is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996 and scheduled openings of approximately 600,000 to 700,000 square feet of expansions and a new center in 1997, subject to market demand. In addition, at December 31, 1996 the Operating Partnership had $100 million available under its Unsecured Facility, access to the public markets through its $200 million equity shelf registration, and cash and cash equivalents of $13.9 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

In the fourth quarter of 1996, the Operating Partnership raised its quarterly distribution to $0.63 per share from $0.575 per share, a 9.6% increase. Distributions declared and recorded in 1996 were $40.4 million or $2.355 per unit. The Operating Partnership's 1996 distribution payout ratio as a percentage of net income before depreciation and amortization, loss on sale of property and minority interest was 83.0%. Distributions are limited by covenants of the Unsecured Facility to 95% of net income before depreciation and amortization and minority interest.

In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility.

In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Operating Partnership's option. In January 1997, the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. The Unsecured Facility was completely unused at December 31, 1996.

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital.

The Operating Partnership is in the process of planning development for 1997 and beyond. At December 31, 1996, approximately 380,000 square feet of the Operating Partnership's planned 1997 development was under construction. The Operating Partnership anticipates 1997 development and construction costs of $90 million to $100 million. Funding is currently expected from borrowings under the Unsecured Facility, additional debt offerings, and/or equity offerings.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock of the Company on a fully diluted basis including conversion of Operating Partnership units to common stock, plus total debt). Applying a December 31, 1996 closing price of $34.625 per share of common stock of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 25% at December 31, 1996.

Net cash provided by operating activities was $52.9 million and $36.3 million for the years ended December 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 3.6 million square feet in 1996 from 2.9 million square feet in 1995 and increases in accrued interest on the borrowings. Net cash used in investing activities increased $17.0 million for the year ended December 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $15.5 million primarily due to debt offerings offset by repayments of the Unsecured and Secured Facility.

Net cash provided by operating activities was $36.3 million and $32.5 million for the years ended December 31, 1995 and 1994, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 2.9 million square feet in 1995 from 2.3 million square feet in 1994. Net cash used in investing activities increased $2.3 million for the year ended December 31, 1995 compared to 1994, primarily as a result of increased construction activity. Net cash provided by financing activities increased $42.2 million primarily due to increased borrowings for development and construction activity during 1995.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Operating Partnership. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

In March 1995, NAREIT issued a clarification of its definition of FFO. For illustrative purposes, the following table presents the Operating Partnership's FFO under both methods of calculation for the years 1996 and 1995:

                                                                CURRENT METHOD                        Old Method
                                                                  YEAR ENDED                          Year Ended
                                                                 DECEMBER 31,                        December 31,

                                                           1996               1995                    1996              1995
                                                          -------------      -------------           ------------      -------------

Net income before extraordinary item...........            $31,103            $29,365                 $31,103           $29,365
Add:
  Depreciation and amortization(1).............             18,747             12,645                  18,747            12,645
  Amortization of deferred financing costs and
    depreciation of non-rental real estate
    assets.....................................             (1,234)            (1,191)                 -                 -
  Loss on sale of property.....................                -                1,051                  -                1,051
                                                          -------------      -------------           ------------      -------------
FFO............................................            $48,616            $41,870                 $49,850         $43,061
                                                          =============      =============           ============      =============
Average units outstanding......................             17,118             16,789                  17,118          16,789
Distributions declared per unit................             $2.355             $2.135                  $2.355          $2,135

Note: (1) Excludes depreciation of $218 and $178 for the years ended December 31, 1996 and 1995, respectively, attributed to the 50% limited partner in Solvang.

ECONOMIC CONDITIONS

Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are virtually all reimbursed by tenants.

Virtually all tenants have met their lease obligations and the Operating Partnership continues to attract and retain quality tenants. The Operating Partnership intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms, and pursuing contracts with creditworthy upscale and national brand-name tenants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Operating Partnership for the years ended December 31, 1996, 1995 and 1994 and the Reports of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information was required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 1997 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

         3.       Exhibits

         3.1 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit
                  3.3 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (File No. 33 - 67870) ("S-11").

         4.1 Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

         10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to
                  Exhibit 4.1 to S-11.

         10.2 Amended and Restated Credit Agreement dated January 27, 1997 among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., The First National Bank of Boston, individually and as agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10-K filed by the Company for the fiscal year ended December 31, 1996.

         10.3 Employment Agreement dated December 15, 1995 by and between the Company and Thomas J. Davis.
                  Incorporated by reference to Exhibit 10.5 to Form 10-K filed by the Company for the fiscal year ended
                  December 31, 1995.

         10.4     Agreement dated August 25, 1996, among Chelsea
                  GCA Realty, Inc., Chelsea GCA Realty Partnership, L.P. and Steven L. Craig. Incorporated by reference to
                  Exhibit 10.6 to Form 10-K filed by the Company for the fiscal year ended December 31, 1995.

         23.1     Consent of Ernst & Young LLP.

(b) Reports on Form 8-K filed during the period covered by this report.
         None

(c)      Exhibits
         None

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)


(A)1.             FINANCIAL STATEMENTS

                                                                 FORM 10-K
                                                                 REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY
PARTNERSHIP, L.P.

Report of Independent Auditors......................................   F-1
Consolidated Balance Sheets as of December 31, 1996 and 1995........   F-2
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994..................................   F-3
Consolidated Statements of Partners' Capital for the years
  ended December 31, 1996, 1995 and 1994............................   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..................................   F-5
Notes to Consolidated Financial Statements..........................   F-6

(A)2 AND (D) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated
Depreciation........................................................   F-14
                                                                      and F-15

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
CHELSEA GCA REALTY PARTNERSHIP, L.P.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty Partnership, L.P. as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty Partnership, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty Partnership, L.P. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




ERNST & YOUNG LLP
NEW YORK, NEW YORK
FEBRUARY 12, 1997

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               DECEMBER 31,
                                                            1996         1995
                                                        -----------    ---------
Assets
Rental properties:
  Land.............................................     $ 80,312         75,224
  Depreciable property.............................      432,042        340,759
                                                        -----------  -----------
Total rental property..............................     512,354         415,983
Accumulated depreciation...........................     (58,054)        (41,373)
                                                        -----------  -----------
Rental properties, net.............................     454,300         374,610
Cash and equivalents...............................      13,886           3,987
Notes receivable-related parties...................       8,023           8,129
Deferred costs, net................................      10,321           7,731
Other assets.......................................      15,682          13,596
                                                     -----------     -----------
Total assets.......................................    $502,212        $408,053
                                                        ===========  ===========


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Bank debt........................................    $   -           $ 96,000
  7.75% Unsecured Notes due January 2001...........      99,668               -
  Remarketed Floating rate reset.notes.............     100,000               -
  Construction payables............................      14,473          18,617
  Accounts payable and accrued expenses............      12,257           5,730
  Obligation under capital lease...................       9,805           9,845
  Distribution payable.............................       3,038           9,790
  Rent payable.....................................       1,637           1,595
                                                     -----------     -----------
Total liabilities..................................     240,878         141,577

Commitments and contingencies

Minority interest..................................       5,698           5,441

Partners' capital:
General partner units outstanding, 12,402 in
  1996 AND 11,485 IN 1995..........................     185,340         176,758
Limited partners units outstanding, 4,808 in
  1996 AND 5,541 IN 1995...........................      70,296          84,277
                                                     -----------    -----------
Total partners' capital............................     255,636         261,035
                                                     -----------    -----------
Total liabilities and partners' capital............    $502,212        $408,053
                                                     ===========    ===========
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                   YEAR ENDED DECEMBER 31,

                                                     1996              1995             1994
                                                     ----------------  ---------------- ----------------

REVENUES:
     Base rental.................................    $56,390           $46,025          $34,415
     Percentage rentals..........................      7,402             5,336            3,595
     Expense reimbursements......................     24,758            19,704           13,584
     Other income................................      2,806             1,450            1,551
                                                ----------------   ---------------- ----------------
Total revenues...................................     91,356            72,515           53,145

EXPENSES:
     Interest....................................      8,818             3,129              982
     Operating and maintenance...................     26,979            20,984           14,337
     Depreciation and amortization...............     18,965            12,823            8,982
     General and administrative..................      3,342             2,967            2,561
     Other.......................................      1,892             1,911            1,317
                                                ----------------   ---------------- ----------------
Total expenses...................................     59,996            41,814           28,179

Operating income.................................     31,360            30,701           24,966
Loss on sale of center...........................        -              (1,051)             -
                                                 ----------------  ---------------- ----------------
Income before minority interest and
     extraordinary item..........................     31,360            29,650           24,966
Minority interest................................       (257)             (285)             (49)
                                                 ----------------  ---------------- ----------------
Income before extraordinary item.................     31,103            29,365           24,917
Extraordinary item-loss on early
     extinguishment of debt......................       (902)              -                -
                                                 ----------------  ---------------- ----------------
NET INCOME.......................................    $30,201           $29,365          $24,917
                                                 ================  ================ ================

NET INCOME:
     General partner.............................    $20,854           $19,572          $16,428
     Limited partners............................      9,347             9,793            8,489
                                                 ----------------  ---------------- ----------------
Total............................................    $30,201           $29,365          $24,917
                                                 ================  ================ ================

NET INCOME PER UNIT:
     General partner (including $0.05 net loss
     per unit from extraordinary item in
     1996)......................................      $1.77             $1.75             $1.50
     Limited partners (including $0.05 net loss
     per unit from extraordinary item in 1996)..      $1.76             $1.75             $1.50

WEIGHTED AVERAGE UNITS
OUTSTANDING:
     General partner.............................    11,802            11,188             10,971
     Limited partners............................     5,316             5,601              5,669
                                               ----------------  ---------------- ----------------
Total............................................    17,118            16,789             16,640


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                     General          Limited            Total
                                                                    Partners'        Partners'        Partners'
                                                                     Capital          Capital           Capital
                                                                 ---------------  ---------------   ---------------

Balance December 31, 1993...................................        173,672          90,564            264,236
Net income..................................................         16,428           8,489             24,917
Distributions...............................................        (20,840)        (10,778)           (31,618)
Transfer of a limited partner's interest....................          1,791          (1,791)             -
                                                                 ---------------  ---------------   ---------------

Balance December 31, 1994...................................        171,051          86,484            257,535
Contributions...............................................          8,446           1,932             10,378
Net income..................................................         19,572           9,793             29,365
Distributions...............................................        (23,940)        (11,945)           (35,885)
Transfer of a limited partner's interest....................          1,629          (1,629)               -
Purchase of a limited partner's interest....................           -               (358)              (358)
                                                                 ---------------  ---------------  ---------------

BALANCE DECEMBER 31, 1995...................................        176,758          84,277            261,035
Contributions...............................................          3,216           1,556              4,772
NET INCOME..................................................         20,854           9,347             30,201
DISTRIBUTIONS...............................................        (28,122)        (12,250)           (40,372)
TRANSFER OF A LIMITED PARTNERS' INTEREST....................         12,634         (12,634)               -
                                                                 ---------------  ---------------   ---------------
BALANCE DECEMBER 31, 1996...................................       $185,340         $70,296           $255,636
                                                                 ===============  ===============   ===============


The accompanying notes are an integral part of the financial statements.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  Year ended December 31,
                                                            1996             1995              1994
                                                     ---------------- ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................        $30,201         $29,365           $24,917
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization.................         18,965          12,823             8,982
    Minority interest in net income...............            257             285                49
    Loss on sale of center........................             -            1,051                 -
    Loss on early extinguishment of debt..........            902             -                   -
    Additions to deferred lease costs.............         (2,537)         (1,245)             (823)
    Other operating activities....................            191             146                -
    Changes in assets and liabilities:
      Straight-line rent receivable...............         (1,595)         (1,357)           (1,205)
      Other assets................................            (15)         (2,893)             (677)
      Accounts payable and accrued expenses.......          6,529          (1,845)            1,279
                                                     ---------------- ----------------   ---------------
Net cash provided by operating activities.........         52,898          36,330            32,522

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties....................        (97,585)        (80,249)          (76,071)
Additions to deferred development costs...........         (1,477)         (2,068)             (755)
Advances to related parties.......................            (67)           (189)           (2,769)
Payments from related parties.....................            173             115                -
Proceeds from sale of center......................             -              465                -
                                                     ----------------  ---------------  ----------------
Net cash used in investing activities.............        (98,956)        (81,926)          (79,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of units...................          2,583           8,446             -
Contributions.....................................             -               -              2,429
Distributions.....................................        (47,124)        (34,748)          (27,957)
Loan proceeds.....................................        292,592          68,000            28,000
Repayments of debt................................       (189,000)            -                 -
Additions to deferred financing costs.............         (3,660)           (866)           (4,179)
Other financing activities........................            566            (358)              -
                                                    ----------------  ---------------  ----------------
Net cash provided by (used in) financing
  activities......................................         55,957          40,474            (1,707)

Net increase (decrease) in cash and equivalents...          9,899          (5,122)          (48,780)
Cash and equivalents, beginning of period.........          3,987           9,109            57,889
                                                   ---------------- ----------------  ---------------
Cash and equivalents, end of period...............        $13,886          $3,987            $9,109
                                                   ================ ================  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of December 31, 1996, the Operating Partnership operated 18 manufacturers' outlet centers in 10 states. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

BASIS OF PRESENTATION

The consolidated financial statements of the Operating Partnership include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership in which the Operating Partnership has had a 50% interest since February 24, 1994 (the date of commencement of development). As sole general partner, the Operating Partnership has the ability to exercise financial and operational control over the partnership. Solvang is not material to the operations or financial position of the Operating Partnership.

Certain balances in the accompanying prior year financial statements have been reclassified to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight- line basis over the estimated useful lives of the assets. The Operating Partnership uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for land improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. During 1996, the Operating Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Operating Partnership review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. Prior to the adoption of SFAS No. 121, real estate assets were stated at the lower of cost or net realizable value. No impairment losses have been recorded in any of the periods presented.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less are considered cash equivalents. At December 31, 1996 and 1995 cash equivalents consisted of repurchase agreements which were held by one financial institution and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

DEVELOPMENT COSTS

Development costs, including interest, taxes, insurance and other costs incurred in developing new properties, are capitalized. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets.

CAPITALIZED INTEREST

Interest, including the amortization of deferred financing costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to individual property costs.

RENTAL EXPENSE

Rental expense is recognized on a straight-line basis over the initial term of the lease.

DEFERRED LEASE COSTS

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized as interest costs on a straight-line basis over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs.

INCOME TAXES

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

NET INCOME PER PARTNERSHIP UNIT

Net income per partnership unit is determined by allocating net income to the general partner and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

CONCENTRATION OF OPERATING PARTNERSHIP'S REVENUE AND CREDIT RISK

Approximately 38%, 40% and 45% of the Operating Partnership's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 44%, 45% and 32% of the Operating Partnership's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from the Operating Partnership's centers in California.

Management of the Operating Partnership performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Operating Partnership's tenants operate principally in the retail industry, there is no dependence upon any single tenant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

MINORITY INTEREST

Minority interest is comprised of the joint venture limited partner's 50% partnership interest in Solvang.


3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                    1996             1995
                                                --------------   -------------
Land and improvements..........................    $153,096         $123,658
Buildings and improvements.....................     335,242          264,990
Construction-in-process........................      18,888           23,861
Equipment and furniture........................       5,128            3,474
                                                 --------------   -------------
Total rental property..........................     512,354          415,983
Accumulated depreciation and amortization......     (58,054)         (41,373)
amortization...................................
                                                 --------------   -------------
Total rental property, net.....................    $454,300         $374,610
                                                 ==============   =============

Interest costs capitalized as part of buildings and improvements were $3.9 million, $3.7 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Commitments for land, new construction, development, and acquisitions totaled approximately $52.0 million at December 31, 1996.

Depreciation expense (including amortization of the capital lease) amounted to $16.9 million, $11.2 million and $8.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

4.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                 1996          1995
                                             -----------   -----------

Lease costs................................     $8,095        $5,606
Financing costs............................      8,329         4,669
Development costs..........................      2,111         2,325
Other......................................        491           491
                                              -----------   -----------
Total deferred costs.......................     19,026        13,091
Accumulated amortization...................     (8,705)       (5,360)
                                              -----------   -----------
Total deferred costs, net..................    $10,321       $7,731
                                              ===========   ===========

5.  DEBT

In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Operating Partnership expensed as an extraordinary item the unamortized deferred financing costs of $0.9 million which had been incurred. Interest on the outstanding balance is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%, or the prime rate, at the Operating Partnership's option. In January 1997, the interest rate on the line was reduced to LIBOR plus 1.45%. A fee on the unused portion of the Unsecured Facility is payable quarterly at a rate of 0.25% per annum. There was no outstanding balance at December 31, 1996.

The Unsecured Facility requires compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Operating Partnership has remained in compliance with these covenants since inception of the facility.

In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "Term Notes"), which are guaranteed by the Company. The five-year non-callable Term Notes were priced at a discount of 99.952 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Secured Facility. At December 31, 1996, in the opinion of management, the fair value of the Term Notes was approximately $97 million. The fair value was determined by calculating the present value of the future cash flows of interest and principal at a discount rate for comparable obligations.

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital. The carrying amount of the Reset Notes approximates their fair value.

Interest paid, excluding amounts capitalized, amounted to $4.8 million, $2.7 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  LEASE AGREEMENTS

The Operating Partnership is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1997 to 2011. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1996, exclusive of renewal option periods, were as follows (in thousands):

1997............  $58,202
1998............  54,631
1999............  50,260
2000............  42,673
2001............  32,967
Thereafter        60,087
                  -------------
                  $298,820
                  =============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1996, 1995 or 1994. The Operating Partnership has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1996 were as follows (in thousands):

1997...........      $1,169
1998...........      1,188
1999...........      1,208
2000...........      1,203
2001...........      786
Thereafter           9,542
                    -------------
                     $15,096
                    =============

Rental expense amounted to $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                  1996               1995
                                               --------------     -------------

Building...................................       $8,621             $8,621
Less accumulated amortization..............       (3,247)            (2,903)
                                               --------------     -------------
Leased property, net.......................       $5,374             $5,718
                                                ==============     =============

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1996 are as follows (in thousands):

1997..................................................         $1,053
1998..................................................          1,085
1999..................................................          1,117
2000..................................................          1,151
2001..................................................          1,185
Thereafter............................................         14,953
                                                         ----------------
Total minimum lease payments..........................         20,544
Amount representing interest..........................        (10,739)
                                                         ----------------
Present value of net minimum capital
lease payments........................................        $9,805
                                                          ================

7.  COMMITMENTS AND CONTINGENCIES

In August 1995, the Company's President (and Chief Operating Officer) resigned and entered into a separation agreement with the Operating Partnership that included consulting services to be provided through 1999, certain non-compete provisions, and the acquisition of certain undeveloped real estate assets. Upon completion of development, such real estate assets may be re-acquired by the Operating Partnership, at its option, in accordance with a pre-determined formula based on cash flow. Transactions related to the separation agreement are not material to the financial statements of the Operating Partnership.

Management has determined that the foundation slab at one of its manufacturers' outlet centers was installed improperly and will require corrective action. The Operating Partnership is in the process of settling with the original contractor and/or engineers. Management believes that any associated costs incurred by the Operating Partnership for the corrective action will not have a material effect on the financial position, operating results or liquidity of the Operating Partnership.

The Operating Partnership is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Operating Partnership related to any of this litigation will not materially affect the financial position, operating results or liquidity of the Operating Partnership.

8.  RELATED PARTY INFORMATION

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "secured note") and an $0.8 million unsecured note receivable (the "unsecured note"). The secured note bears interest at a rate of LIBOR plus 250 basis points per annum, payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The unsecured note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

The Operating Partnership loaned its joint venture limited partner in Solvang $3.2 million under a promissory note to fund a portion of the limited partner's capital contributions. Interest only on the outstanding balance is payable monthly at the stated interest rate of 10.0% per annum. The note was due in 1996 and is collateralized by the limited partner's interest in the property.

The Operating Partnership leased space to related parties of approximately 61,000, 56,000 and 48,000 square feet during the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.3 million, $1.5 million and $1.3 million during the years ended December 31, 1996, 1995 and 1994, respectively.

Certain unitholders guarantee Operating Partnership obligations under leases for one of the properties. The Operating Partnership has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per unit amounts, for each quarter during 1996 and 1995:

                                       March 31          June 30          September         December
                                                                             30                31
                                    ---------------  ----------------  ---------------   ---------------
1996
Base rental revenue............         $12,677          $13,746           $14,737           $15,230
Total revenues.................          19,055           20,929            23,323            28,049
Income before extraordinary
     item......................           7,071            8,040             8,085             7,907
Net income.....................           6,169            8,040             8,085             7,907
Income before extraordinary
     item per weighted average
     partnership unit..........           $0.41            $0.47             $0.47             $0.45
Net income per weighted
     average partnership unit..           $0.36            $0.47             $0.47             $0.45
1995
Base rental revenue............         $10,337          $11,426           $11,902           $12,360
Total revenues.................          15,075           17,675            18,786            20,979
Net income.....................           7,065            7,277             7,214             7,809
Net income per weighted
     average partnership unit..           $0.42            $0.44             $0.43             $0.46

10.  NON-CASH FINANCING AND INVESTING ACTIVITIES

During 1996 and 1995, the Operating Partnership issued units with an aggregate fair market value of $1.6 million and $1.9 million, respectively, to acquire properties.

During 1996, 1995 and 1994, respectively, 789,700, 105,000 and 115,000 Operating
Partnership units were converted to common shares.

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to a unitholder in exchange for a $4.0 million note collateralized by units in the Operating Partnership and an $0.8 million unsecured note.

In December 1995 and 1994 the Operating Partnership declared distributions per unit of $0.575 and $0.52, respectively, that were paid in January of each subsequent year. In December 1996, the Operating Partnership declared distributions per unit of $0.63. The limited partners distributions were paid in January 1997.

In February 1994, the limited partner in Solvang contributed land with a value of approximately $2.0 million to the joint venture partnership.

11.  SUBSEQUENT EVENTS

On February 7, 1997, the Operating Partnership signed a letter of intent to acquire Waikele Factory Outlets, a 214,000 square foot manufacturer's outlet center located 15 miles west of Honolulu, Hawaii. Closing has been scheduled for the end of March 1997, subject to final due diligence review and documentation.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
       SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                    Cost                   Step-Up
                                                                 Capitalized               Related
                                                                  (Disposed                   to
                                           Initial                   of)                 Acquisition
                                           Cost to               Subsequent                   of
                                           Company                   to                  Partnership
                                                                 Acquisition             Interest (1)
                                                               (Improvements)
                                    ---------------------- ----------------------- ------------------------
                                               Buildings,             Buildings,             Buildings,
                                               Fixtures               Fixtures               Fixtures
      Description        Encum-                and                    and                    and
      Outlet Center      brances    Land      Equipment   Land       Equipment    Land       Equipment
          Name
-----------------------------------------------------------------------------------------------------------
American Tin             $9,805     $   -     $ 8,621     $   -      $ 6,378      $   -      $   -
Cannery, CA
Lawrence Riverfront, KS    -            -      14,300        15        2,322          -          -
Liberty Village, NJ       -             345       405       990       14,416       11,015      2,195
Folsom, CA                -           4,169    10,465     3,218       13,018          -         -
Aurora Farms, OH          -             637     6,884       879       16,639          -         -
Woodbury Common, NY       -           4,448    16,073     5,039       51,198          -         -
Petaluma Village, CA      -           3,735      -        2,934       28,707          -          -
Desert Hills, CA          -             975      -        2,470       50,668         830       4,936
Columbia Gorge, OR        -             934      -          428       11,340         497       2,647
Mammoth Lakes, CA         -           1,180     530          -         2,212         994       1,430
St. Helena, CA            -           1,029   1,522         (25)         496          38          78
Patriot Plaza, VA         -             789   1,854         976        4,048          -         -
Santa Fe, NM              -              74     -         1,300       10,873         491       1,772
Corporate Offices, NJ CA  -              -       60           -        2,333           -        -
Napa Valley, CA           -           3,456   2,113       7,908       17,877          -          -
Solvang, CA               -             -         -       2,380        9,015          -          -
Camarillo, CA             -           4,000       -       4,304       33,418          -          -
Clinton, CT               -           4,124  43,656        -            -             -          -
North Georgia, GA         -           2,960  34,726        -            -             -          -
Wrentham, MA              -             157   2,817        -            -             -          -
Leesburg, VA              -             136     -          -            -             -          -
Wall Township, NJ         -             483     -          -            -             -          -
                         ----------------------------------------------------------------------------------
                         $9,805     $33,631 $144,026    $32,816    $274,958     $13,865    $13,058
                         ==================================================================================


                                   Gross Amount
                                   Carried at Close
                                   Of Period
                                   December 31, 1996                                         Life Used
Description                        -----------------                                         to Compute
Outlet                             Buildings, Fixtures                                       Depreciation in
Center                               and                        Accumulated      Date of      Latest Income
Name                         Land   Equipment          Total    Depreciation   Construction   Statement
--------------------------------------------------------------------------------------------------------

American Tin Cannery, CA    $ -       $14,999        $14,999    $5,439        '87               25
Lawrence Riverfront, KS       15       16,622         16,637     3,899        '90               40
Liberty Village, NJ       12,350       17,016         29,366     2,173        '81               30
Folsom, CA                 7,387       23,483         30,870     3,883        '90,'92,'93,'96   40
Aurora Farms, OH           1,516       23,523         25,039     2,798        '90,'93,'94,'95   40
Woodbury Common, NY        9,487       67,271         76,758    15,239        '85,'93,'95       30
Petaluma Village, Ca       6,669       28,707         35,376     2,052        '93,'95,'96       40
Desert Hills, Ca           4,275       55,604         59,879     9,276        '90,'94,'95       40
Columbia Gorge, OR         1,859       13,987         15,846     2,583        '91,'94           40
Mammoth Lakes, Ca          2,174        4,172          6,346     1,086        '78               40
St. Helena, CA             1,042        2,096          3,138       303        '83               40
Patriot Plaza, VA          1,765        5,902          7,667     1,146        '86'93,'95,       40
Santa Fe, NM               1,865       12,645         14,510     1,229        '93               40
Corporate Offices, Nj, CA    -          2,393          2,393       898         -                 5
Napa Valley, CA           11,364       19,990         31,354     1,585        '62,'93,'95       40
Solvang, CA                2,380        9,015         11,395       809        '94               40
Camarillo, CA              8,304       33,418         41,722     1,542        '94,'95,'96       40
Clinton, CT                4,124       43,656         47,780       892        '95,'96           40
North Georgia, GA          2,960       34,726         37,686     1,222        '95,'96           40
Wrentham, MA                 157        2,817          2,974       -          '95,'96
Leesburg, VA                 136           -             136       -          '96
Wall Township, NJ            483           -             483       -          '96
                        --------------------------------------------------
                         80,312     432,042          512,354   $58,054
                        ==================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $512 million at December 31, 1996. (1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.

       The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)


THE CHANGES IN TOTAL REAL ESTATE:

                                                                   YEAR ENDED DECEMBER 31,
                                                    1996                 1995                 1994
                                                  ---------------      ----------------     ----------------
Balance, beginning of period                      $415,983             $332,834              $243,218
Additions...............................            96,621               89,871                89,708
Dispositions and other..................              (250)              (6,722)                  (92)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $512,354             $415,983              $332,834
                                                  ===============      ================     ================

THE CHANGES IN ACCUMULATED DEPRECIATION:

                                                                   YEAR ENDED DECEMBER 31,
                                                  1996                 1995                 1994
                                                  ---------------      ----------------     ----------------
Balance, beginning of period                      $41,373              $30,439              $22,119
Additions...............................           16,931               11,277                8,341
Dispositions and other..................             (250)                (343)                 (21)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $58,054              $41,373              $30,439
                                                  ===============      ================     ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 1997.

                               CHELSEA GCA REALTY PARTNERSHIP, L.P.
                               By: Chelsea GCA Realty, Inc., General Partner

                               By: /s/ David C. Bloom
                                   David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                  Title                                      Date
                           Chairman of the                        March 24, 1997
/s/David C. Bloom          Board President and
David C. Bloom             Chief Executive Officer

/s/Barry M. Ginsburg       Vice Chairman                          March 24, 1997
Barry M. Ginsburg

                           Executive Vice                         March 24, 1997
/s/ William D. Bloom       President and Director
William D. Bloom

                           Executive Vice                         March 24, 1997
/s/ Leslie T. Chao         President and Chief
Leslie T. Chao             Financial Officer

                           Vice President-Finance                 March 24, 1997
/s/ Michael J. Clarke      and Principal Accounting
Michael J. Clarke             Officer

/s/Brendan T. Byrne        Director                               March 24, 1997
Brendan T. Byrne

/s/ Robert Frommer         Director                               March 24, 1997
Robert Frommer

/s/ Philip D. Kaltenbacher Director                               March 24, 1997
Philip D. Kaltenbacher

/s/ Reuben S. Leibowitz    Director                               March 24, 1997
Reuben S. Leibowitz

/s/ John D. Santoleri      Director                               March 24, 1997
John D. Santoleri