Form 10-Q
period 1997-03-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1997-05-14
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No __ .

There are no outstanding shares of Common Stock or voting securities.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                         Page

         Condensed Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996...........      3

         Condensed Consolidated Statements of Income
         for the three months ended March 31, 1997 and 1996...      4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996...      5

         Notes to Condensed Consolidated Financial Statements.      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................      9

Signatures....................................................     13

ITEM 1.  FINANCIAL STATEMENTS

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         March 31,           December 31,
                                                                            1997                  1996
                                                                       ---------------       ---------------
                                                                         (Unaudited)
Assets:
Rental properties:
     Land........................................................       $ 107,030          $  80,312
     Depreciable property........................................         499,927            432,042
                                                                       --------------    ---------------
Total rental property............................................         606,957            512,354
Accumulated depreciation.........................................         (63,250)           (58,054)
                                                                       ---------------   ---------------
Rental properties, net...........................................         543,707            454,300
Cash and equivalents.............................................           9,802             13,886
Notes receivable-related parties.................................           8,023              8,023
Deferred costs, net..............................................          10,883             10,321
Other assets.....................................................          12,102             15,682
                                                                       ---------------    --------------
TOTAL ASSETS.....................................................      $  584,517            502,212
                                                                       ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Unsecured bank debt.........................................         $85,035               $ -
     7.75% Unsecured Notes due 2001..............................          99,688             99,668
     Remarketed Floating Rate Reset Notes due 2001...............         100,000            100,000
     Construction payables.......................................           9,643             14,473
     Accounts payable and accrued expenses.......................          10,075             12,257
     Obligation under capital lease..............................           9,786              9,805
     Distribution payable to stockholders........................           8,695                 -
     Distribution payable to unitholders.........................           2,156              3,038
     Rent payable................................................           1,643              1,637
                                                                      ---------------     ---------------
TOTAL LIABILITIES................................................         326,721            240,878

Commitments and contingencies

Minority interest................................................           5,747              5,698

Partners' capital:
General partner units outstanding, 13,805 in
  1997 and 12,402 in 1996........................................         202,101            185,340
Limited partners units outstanding, 3,436 in
  1997 and 4,808 in 1996.........................................          49,948             70,296
                                                                       ---------------   ---------------
Total partners' capital..........................................         252,049            255,636
                                                                       ---------------   ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $584,517           $502,212
                                                                       ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                           CHELSEA GCA REALTY PARTNERSHIP, L.P.
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                       (UNAUDITED)
                                          (In thousands, except per share data)

                                                                        1997                  1996
                                                                   ---------------      ---------------
REVENUES:
   Base rental...................................................      $15,563               $12,677
   Percentage rental.............................................        1,298                   798
   Expense reimbursements........................................        5,364                 5,145
   Other income..................................................          424                   435
                                                                     --------------       ---------------
TOTAL REVENUES...................................................       22,649                19,055
                                                                     ---------------       ---------------

EXPENSES:
   Interest......................................................        3,157                 1,578
   Operating and maintenance.....................................        5,890                 5,523
   Depreciation and amortization.................................        5,778                 3,639
   General and administrative....................................          707                   641
   Other.........................................................          630                   538
                                                                       ---------------     ---------------
TOTAL EXPENSES...................................................       16,162                11,919
                                                                       ---------------     ---------------

Income before minority interest and extraordinary item...........        6,487                 7,136

Minority interest................................................          (50)                  (65)
                                                                       ---------------       ---------------

Net income before extraordinary item.............................        6,437                 7,071

Extraordinary item-loss on early extinguishment of debt..........          -                    (902)
                                                                       ---------------      ---------------
NET INCOME.......................................................       $6,437                $6,169
                                                                       ===============      ===============
NET INCOME:
   General partner...............................................       $5,140                $4,154
   Limited partners..............................................        1,297                 2,015
                                                                      ---------------      ---------------
Total............................................................       $6,437                $6,169
                                                                     ===============       ===============

NET INCOME PER UNIT:
  General partner (including $0.05 net loss per unit from
     extraordinary item in 1996)..........................               $0.37                $ 0.36
  Limited partners (including $0.05 net loss per unit from
     extraordinary item in 1996)..........................               $0.37                $ 0.36

WEIGHTED AVERAGE UNITS OUTSTANDING:
   General partner........................................              13,749                11,648
   Limited partners.......................................               3,469                 5,574
                                                                    ---------------       ---------------
Total.....................................................              17,218                17,222


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (In thousands)

                                                                       1997                  1996
                                                                  ---------------       ---------------
Cash flows from operating activities
     Net income.............................................           $6,437                $6,169
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization....................            5,778                 3,639
           Minority interest in net income..................               50                    65
           Loss on early extinguishment of debt.............               -                    902
           Additions to deferred lease costs................             (314)                 (174)
           Other operating activities.......................               20                    49
          Changes in assets and liabilities:
            Straight line rent receivable...................             (322)                 (430)
            Other assets....................................            3,902                 1,114
            Accounts payable and accrued expenses...........           (2,195)                  183
                                                                    ---------------       ---------------
Net cash provided by operating activities...................           13,356                11,517
                                                                   ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties..............................          (99,392)              (24,993)
Additions to deferred development costs.....................             (146)               (1,891)
Advances to related parties.................................              -                     (67)
                                                                   ---------------       ---------------
Net cash used in investing activities.......................          (99,538)              (26,951)
                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock.....................              327                   540
Distributions..............................................           (3,039)               (9,791)
Debt proceeds..............................................           85,035                117,582
Repayments of debt.........................................             -                   (89,000)
Additions to deferred financing costs......................             (225)                (3,110)
                                                                   ---------------       ---------------
 Net cash provided by financing activities.................           82,098                 16,221
                                                                   ---------------       ---------------
Net (decrease) increase in cash and equivalents............           (4,084)                   787
Cash and equivalents, beginning of period..................            13,886                 3,987
                                                                   ---------------       ---------------
Cash and equivalents, end of period........................            $9,802                $4,774
                                                                   ===============       ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During
1997 and 1996, 1.4 million and 0.5 million Operating Partnership units with a book value of approximately $20.0 million and $7.9 million, respectively, were converted to common shares. On March 31, 1997, the Company issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory
Outlets. Additionally, during 1996, the Company acquired property valued at $1.6 million through the issuance of units in the Operating Partnership.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of March 31, 1997, the Operating Partnership operated 19 centers in 11 states (the "Properties") containing approximately 3.8 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of March 31, 1997 was as follows:

     General Partner                  80.1%               13,805,000   units
     Limited Partners                 19.9%                3,436,000   units
                                  ----------------      -------------------
                     TOTAL           100.0%               17,241,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Management does not believe the adoption of Statement No. 128 will have a material impact on earning, per share.

Certain prior period balances have been reclassified to conform with current period presentation.

2. WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Operating Partnership acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Operating Partnership consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Operating Partnership immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Operating Partnership paid a special cash distribution of $5.0 million on the special units. The cash used by the Operating Partnership in the transaction was obtained through borrowings under the Operating Partnership's Unsecured Facility (see note 3). Waikele was not included in the Operating Partnership's operating results for the first quarter.

3. DEBT

In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Operating Partnership expensed as an extraordinary item the unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million) which had been incurred. In March 1997, the Operating Partnership entered into a $50 million unsecured revolving credit facility in addition to the $100 million Unsecured Facility with the same terms and conditions except the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45%, or the prime rate, at the Operating Partnership's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at March 31, 1997 was $85.0 million, which approximates fair value, leaving $65.0 million of borrowing availability.

The unsecured facilities require compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Operating Partnership has remained in compliance with these covenants since inception of the facilities.

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

Interest and loan costs of approximately $0.8 million and $1.1 million were capitalized as development costs during the three months ended March 31, 1997 and 1996, respectively.

4. DISTRIBUTIONS

On March 13, 1997, the Board of Directors of the Company declared a $0.63 per unit cash distribution to unitholders of record on March 28, 1997. The distribution, totaling $10.8 million, was paid on April 18, 1997.

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

9. EXTRAORDINARY ITEM

Deferred financing costs of $0.6 million (net of minority interest of $0.3 million) related to the Secured Facility replaced in March 1996 were expensed and are reflected in the accompanying financial statements as an extraordinary item.

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

GENERAL OVERVIEW

The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 19 manufacturers' outlet centers at March 31, 1997 compared to 16 at the end of the same quarter in the prior year. The Operating Partnership's operating gross leasable area
(GLA) at March 31, 1997, increased 30.3% to 3.8 million square feet from 2.9 million square feet at March 31, 1996. GLA added since April 1, 1996 is detailed as follows:

                                                     12 mos ended           3 mos ended         9 mos ended
                                                     March 31,              March 31,            December 31,
                                                       1997                  1997                  1996
                                                 ----------------       ----------------       ---------------
GLA added (in 000's):
NEW CENTERS OPENED:
    North Georgia................................      292                    -                      292
    Clinton Crossing.............................      272                    -                      272
                                                   ------------           ------------           ------------
TOTAL NEW  CENTERS...............................      564                    -                      564

CENTERS EXPANDED:
    Desert Hills.................................      11                     11                     -
    Camarillo....................................      54                     -                      54
    Petaluma.....................................      28                     -                      28
    Folsom.......................................      22                     -                      22
    Other........................................      (2)                    (4)                     2
                                                  ------------           ------------           ------------
TOTAL CENTERS EXPANDED...........................      113                    7                      106

CENTER ACQUIRED:
    Waikele (1)..................................      214                    214                    -
                                                   ------------           ------------           ------------

Net GLA added during the period..................      891                    221                    670

GLA at end of period.............................    3,831                  3,831                  3,610

-----------------------------------------------------------------------------------------------------------------
(1)  Waikele Factory Outlets was acquired on March 31, 1997, and is not included in the Operating Partnership's operating results for the first quarter.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Net income before minority interest and extraordinary item decreased $0.6 million to $6.5 million for the three months ended March 31, 1997 from $7.1 million for the three months ended March 31, 1996. Increases in revenues were offset by interest on borrowings and increases in depreciation and amortization.

Base rentals increased $2.9 million, or 22.8%, to $15.6 million for the three months ended March 31, 1997 from $12.7 million for the three months ended March 31, 1996 due to expansions, new center openings and higher average rents.

Percentage rents increased $0.5 million to $1.3 million for the three months ended March 31, 1997, from $0.8 million for the three months ended March 31, 1996. The increase was primarily due to increases in tenant sales at the Operating Partnership's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.2 million, or 4.3%, to $5.3 million for the three months ended March 31, 1997 from $5.1 million for the three months ended March 31, 1996, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 91.1% in the first quarter of 1997, compared to 93.2% in the first quarter of 1996.

Interest in excess of amounts capitalized increased $1.6 million to $3.2 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996 due to higher debt balances and the opening of centers and expansions financed during 1996.

Operating and maintenance expenses increased $0.4 million, or 6.6%, to $5.9 million for the three months ended March 31, 1997 from $5.5 million for the three months ended March 31, 1996. The increase was primarily due to costs related to expansions and new centers offset by a decrease in expenses due to the severe weather in the northeast during the three months ended March 31, 1996.

Depreciation and amortization expense increased $2.2 million, or 58.8%, to $5.8 million for the three months ended March 31, 1997 from $3.6 million for the three months ended March 31, 1996. The increase was primarily related to expansions and new centers.

Other expenses increased $0.1 million to $0.6 million for the three months ended March 31, 1997 from $0.5 million for the three months ended March 31, 1996. The increase included additional reserves for bad debts.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets, scheduled openings of one new center and expansions in 1997, subject to market demand. In addition, at March 31, 1997 the Operating Partnership had $65.0 million available under its unsecured facilities, access to the public markets through the Company's $200 million equity shelf registration, and cash equivalents of $9.8 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the three months ended March 31, 1997 were $10.8 million, or $0.63 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 91.8% during the three months ended March 31, 1997. The Unsecured Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In March 1997, the Operating Partnership entered into a $50 million unsecured revolving credit facility in addition to the $100 million Unsecured Facility with the same terms and conditions except the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance is payable monthly at a rate equal to LIBOR plus 1.45%, or the prime rate, at the Operating Partnership's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum.

The Operating Partnership is in the process of planning development for 1997 and beyond which includes a new project in Wrentham, Massachusetts (located near the junction of Interstates 95 and 495 between Boston, MA and Providence, RI) with an expected initial phase of 230,000 square feet of GLA and expansions at Woodbury Common (270,000 square feet), North Georgia (111,000 square feet), Desert Hills (36,000 square feet), Liberty Village (13,000 square feet), Folsom (32,000 square feet) and Camarillo (82,000 square feet). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Operating Partnership anticipates development and construction costs of $75 million to $115 million annually.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock of the Company on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a March 31, 1997 closing price of $35.875 per share of stock of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 32%.

Net cash provided by operating activities was $13.4 million and $11.5 million for the three months ended March 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 3.8 million square feet in 1997 from 2.9 million square feet in 1996 and decreases in accounts receivable offset by decreases in accrued interest on borrowings. Net cash used in investing activities increased $72.6 million for the three months ended March 31, 1997 compared to the corresponding 1996 period, primarily as a result of the Waikele Factory Outlets acquisition. Net cash provided by financing activities increased $65.9 million primarily due to borrowings for the Waikele Factory Outlets acquisition.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Operating Partnership. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                               Three Months Ended March 31,
                                                1997                   1996
                                           --------------        -------------

    Net income before extraordinary item...   $6,437                 $7,071
    Add back:
    Depreciation and amortization (1)......    5,720                  3,587
    Amortization of deferred financing
    costs and depreciation of non-real
    estate assets.........................      (335)                  (387)
                                            --------------       -------------
    FFO..................................    $11,822                $10,271
                                            ==============       =============
---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                   By:  CHELSEA GCA REALTY, INC.
                                        Its General Partner

                                   By:  /S/  LESLIE T. CHAO
                                        Leslie T. Chao
                                        President and Chief Financial Officer

Date: May 14, 1997