Form 10-Q
period 1997-06-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1997-08-13
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  _______ to ________.

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

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)                   Page

         Condensed Consolidated Balance Sheets
           as of June 30, 1997 and December 31, 1996.............      3

         Condensed Consolidated Statements of Income
           for the three and six months ended June 30,
           1997 and 1996.........................................      4

         Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997 and 1996.......      5

         Notes to Condensed Consolidated Financial Statements....      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................     10

Signatures......................................................     15

ITEM 1.  FINANCIAL STATEMENTS

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                         June 30,               December 31,
                                                                            1997                  1996
                                                                       ---------------       ---------------
                                                                         (Unaudited)
Assets:
Rental properties:
        Land                                                           $ 106,751            $  80,312
        Depreciable property                                             524,708              432,042
                                                                       ---------------    ---------------
Total rental property                                                    631,459              512,354
Accumulated depreciation                                                 (68,712)             (58,054)
                                                                       ---------------       ---------------
Rental properties, net                                                   562,747              454,300
Cash and equivalents                                                       6,377               13,886
Notes receivable-related parties                                           4,700                8,023
Deferred costs, net                                                       11,130               10,321
Other assets                                                              10,387               15,682
                                                                       ---------------       ---------------
TOTAL ASSETS                                                           $ 595,341             $ 502,212
                                                                       ===============      ===============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Unsecured bank debt                                                 $  55,035             $   -
   7.75% Unsecured Notes due 2001                                         99,709              99,668
   Remarketed Floating Rate Reset Notes due 2001                         100,000             100,000
   Construction payables                                                   7,945              14,473
   Accounts payable and accrued expenses                                  10,944              12,257
   Obligation under capital lease                                          9,767               9,805
   Distribution payable to unitholders                                    11,775               3,038
   Rent payable                                                            1,648               1,637
                                                                    ---------------      ---------------
TOTAL LIABILITIES                                                        296,823             240,878

Commitments and contingencies

Minority interest                                                           -                  5,698

Partners' capital:
General partner units outstanding, 15,253 in                             249,363             185,340
  1997 and 12,402 in 1996
Limited partners units outstanding, 3,436 in                              49,155              70,296
  1997 and 4,808 in 1996
                                                                       ---------------     ---------------
Total partners' capital                                                  298,518             255,636
                                                                       ---------------     ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $595,341            $502,212
                                                                       ===============       ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                        CHELSEA GCA REALTY PARTNERSHIP, L.P.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                    (UNAUDITED)
                                       (In thousands, except per unit data)

                                                                     Three Months                  Six Months
                                                                     Ended June 30,                Ended June 30,
                                                                     1997          1996             1997         1996
                                                                ------------  ------------     ------------- -------------
REVENUES:
   Base rent..............................................           $17,286       $13,746          $32,849     $26,423
   Percentage rent........................................             1,784           881            3,082       1,679
   Expense reimbursements.................................             7,062         5,709           12,426      10,854
   Other income...........................................               505           593              929       1,028
                                                                ------------   ------------     ------------- -------------
Total revenues............................................            26,637        20,929           49,286      39,984
                                                                ------------  ------------     ------------- -------------
EXPENSES:
   Interest                                                            4,401         1,848            7,558       3,426
   Operating and maintenance                                           7,637         6,073           13,527      11,596
   Depreciation and amortization                                       6,190         3,529           11,968       7,168
   General and administrative                                            763           800            1,470       1,441
   Other                                                                 584           565            1,214       1,103
                                                                 ------------  ------------     ------------- -------------
Total expenses                                                        19,575        12,815           35,737      24,734
                                                                 ------------  ------------     ------------- -------------
Income before minority interest and extraordinary item                 7,062         8,114           13,549      15,250
Minority interest                                                        (77)          (74)            (127)       (139)
                                                                 ------------  ------------     -------------  ------------
Net income before extraordinary item                                   6,985         8,040           13,422      15,111
Extraordinary item-loss on early extinguishment of debt                   -            -                -          (902)
                                                                  ------------  ------------     ------------   -----------
Net income                                                            $6,985       $ 8,040          $13,422     $14,209
                                                                   ===========  ============     ============   ===========
Net income:
  General partner                                                     $5,613       $ 5,456         $ 10,753     $ 9,610
  Limited partners                                                     1,372         2,584            2,669       4,599
                                                                ------------  ------------     ------------- -------------
Total                                                                $ 6,985       $ 8,040         $ 13,422     $14,209
                                                                 ============  ============     ============= =============
Net income per unit:
 General partner (including $0.05 net loss per unit
     from extraordinary item in
the six months ended
     June 30, 1996)                                                  $  0.40       $  0.47         $   0.77      $0.83
   Limited partners (including
$0.05 net loss per unit
     from extraordinary item in
the six months ended
     June 30, 1996)                                                  $  0.40       $  0.47         $   0.77      $0.83

WEIGHTED AVERAGE UNITS OUTSTANDING:
   General partner                                                    14,055        11,610           13,902     11,540
   Limited partners                                                    3,436         5,498            3,452      5,508
                                                                ------------  ------------     ------------- -------------
Total                                                                 17,491        17,108           17,354     17,048
                                                                ============  ============     ============= =============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                       CHELSEA GCA REALTY PARTNERSHIP, L.P.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                    (UNAUDITED)
                                                  (In thousands)

                                                                          1997                  1996
                                                                       ---------------       ---------------
Cash flows from operating activities
     Net income                                                      $13,422               $14,209
     Adjustments to reconcile net income to net cash
        provided by operating activities:

           Depreciation and amortization                              11,968                 7,168
           Minority interest in net income                               127                   139
           Loss on early extinguishment of debt                           -                    902
           Additions to deferred lease costs                            (744)               (1,052)
           Other operating activities                                     37                    59
           Changes in assets and liabilities:
            Straight line rent receivable                               (757)                 (887)
            Other assets                                               6,052                 1,322
            Accounts payable and accrued expenses                     (1,340)                1,830
                                                                   ---------------       ---------------
Net cash provided by operating activities                             28,765                23,690
                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to rental properties                                 (127,314)              (45,612)
     Additions to deferred development cost                             (602)               (6,145)
     Advances to related parties                                         -                     (67)
     Payments from related parties                                       -                     173
                                                                  ---------------       ---------------
Net cash used in investing activities                               (127,916)              (51,651)
                                                                  ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                51,586                 1,091
Distributions                                                        (14,686)              (19,625)
Debt proceeds                                                        105,035               141,592
Repayments of debt                                                   (50,000)              (89,000)
Additions to deferred financing costs                                   (293)               (3,135)
                                                                  ---------------       ---------------
Net cash provided by financing activities                             91,642                30,923
                                                                  ---------------       ---------------

Net (decrease) increase in cash and equivalents                       (7,509)                2,962
Cash and equivalents, beginning of  period                            13,886                 3,987
                                                                 ---------------       ---------------
Cash and equivalents, end of period                                   $6,377                $6,949
                                                                 ===============       ===============

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended June 30, 1997 and 1996, 1.4 million and 0.3 million Operating Partnership units with a book value of approximately $20.0 million and $3.8 million, respectively, were converted to common shares. In June 1997, the Operating Partnership forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang. On March 31, 1997, the Operating Partnership issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets. Additionally, during 1996, the Operating Partnership issued units to acquire property valued at $1.6 million.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of June 30, 1997, the Operating Partnership operated 19 centers in 11 states (the "Properties") containing approximately 4.0 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of June 30, 1997 was as follows:

         General Partner                81.6%               15,253,000   units
         Limited Partners               18.4%                3,436,000   units
                               ----------------      -------------------
               TOTAL                   100.0%               18,689,000


The condensed consolidated financial statements of the Operating Partnership include the accounts of Solvang Designer Outlets ("Solvang"), a limited partnership. The Operating Partnership previously had a 50% interest and was the sole general partner. On June 30, 1997, the Operating Partnership acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position of the Operating Partnership.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, Earnings per Share, which is required to be adopted for the quarter ending March 31, 1998. At that time the Operating Partnership will be required to change the method currently used to compute earnings per parnership unit and to restate all prior periods. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per partnership unit.

Certain prior period balances have been reclassified to conform with current period presentation.

2.    JOINT VENTURE AGREEMENT

In May 1997, the Operating Partnership announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Operating Partnership and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Operating Partnership will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, the Company completed the sale to Simon of 1.4 million shares of new common stock, for an aggregate sales price of $50 million. Net proceeds from the sale were used to repay borrowings under the Operating Partnership's Unsecured Facility.

3.    PROPERTY ACQUISITION

On March 31, 1997, the Operating Partnership acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located near Honolulu, Hawaii. The consideration paid by the Operating Partnership consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full immediately after the closing) and the issuance of special partnership units having a fair market value of $0.5 million. Immediately after the closing, the Operating Partnership paid a special cash distribution of $5.0 million to special unit holders. The cash used by the Operating Partnership in the acquisition was obtained through borrowings under the Unsecured Facility.

4.    DEBT

In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with a new unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Operating Partnership expensed as an extraordinary item the unamortized deferred financing costs of $0.6 million (net of minority interest of $0.3 million) which had been incurred. In March 1997, the Operating Partnership entered into a $50 million unsecured revolving credit facility in addition to the $100 million Unsecured Facility with the same terms and conditions except the additional facility expires on September 30, 1997 unless extended for six months. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45%, or the prime rate, at the Operating Partnership's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at June 30, 1997 was $55.0 million, which approximates fair value, leaving $95.0 million of borrowing availability.

The unsecured facilities require compliance with certain loan covenants relating to debt service coverage, tangible net worth, cash flow, earnings, occupancy rate, new development and dividends. The Operating Partnership has remained in compliance with these covenants since inception of the facilities.

In June 1997, $50 million in proceeds from the sale of stock in the Company were used to repay borrowings under the Operating Partnership's Unsecured Facility.

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

Interest and loan costs of approximately $1.9 million and $2.5 million were capitalized as development costs during the three months ended March 31, 1997 and 1996, respectively.

5.    DISTRIBUTIONS

On June 10, 1997, the Board of Directors of the Company declared a $0.63 per unit cash distribution to unitholders of record on June 30, 1997. The distribution, totaling $11.8 million, was paid on July 21, 1997.

6.    INCOME TAXES

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

7.    NET INCOME PER PARTNERSHIP UNIT

Net income per partnership unit is determined by allocating net income to the general partner and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

8.    COMMITMENTS AND CONTINGENCIES

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

9.    RELATED PARTY INFORMATION

On June 30, 1997, the Operating Partnership forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang Designer Outlets. The Operating Partnership also collected $0.8 million in accrued interest on the note.

The Operating Partnership recognized lease settlement income of approximately $99,000 from a related party during the six months ended June 30, 1996. This amount is included in other income in the accompanying condensed consolidated financial statements.

10.   EXTRAORDINARY ITEM

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

GENERAL OVERVIEW

The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 19 manufacturers' outlet centers at June 30, 1997 compared to 17 at the end of the same quarter in the prior year. The Operating Partnership's operating gross leasable area (GLA) at June 30, 1997, increased 21.5% to 4.0 million square feet from 3.3 million square feet at June 30, 1996. GLA added since July 1, 1996 is detailed as follows:

                                  12 mos          6 mos                6 mos
                                  ended           ended                ended
                                 June 30,         June 30,         December 31,
                                  1997             1997                1996
                              -------------  ----------------  ---------------
GLA added (in 000's):
NEW CENTERS OPENED:
    Clinton Crossing........      272               -                 272
                             -----------    ------------           ------------
TOTAL NEW  CENTERS..........      272               -                 272

CENTERS EXPANDED:
    North Georgia...........      111              111                  -
    Desert Hills............       11               11                  -
    Woodbury Common.........        2               -                   2
    Camarillo...............       54               -                  54
    Folsom..................       38               16                 22
    Liberty Village.........        2               (1)                 3
    Other...................       (5)              (4)                (1)
                              ------------     ------------       ------------
TOTAL CENTERS EXPANDED......      213              133                 80

CENTER ACQUIRED:
    Waikele.................      214              214                  -
                             ------------      ------------       ------------

Net GLA added during the
period.....................       699              347                352

GLA at end of period.......     3,957            3,957              3,610

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996.

Net income before minority interest and extraordinary item decreased $1.0 million to $7.1 million for the three months ended June 30, 1997 from $8.1 million for the three months ended June 30, 1996. Increases in revenues were more than offset by higher interest expense and depreciation and amortization.

Base rentals increased $3.6 million, or 25.8%, to $17.3 million for the three months ended June 30, 1997 from $13.7 million for the three months ended June 30, 1996 due to expansions, new center openings, an acquisition and higher average rents.

Percentage rents increased $0.9 million to $1.8 million for the three months ended June 30, 1997, from $0.9 million for the three months ended June 30, 1996. The increase was primarily due to increases in tenant sales at the Operating Partnership's larger centers and an increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 23.7%, to $7.1 million for the three months ended June 30, 1997 from $5.7 million for the three months ended June 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 92.5% in the second quarter of 1997, compared to 94.0% in the second quarter of 1996.

Other income decreased $0.1 million to $0.5 million for the three months ended June 30, 1997 from $0.6 million for the three months ended June 30, 1996 due to lease termination income in 1996.

Interest in excess of amounts capitalized increased $2.6 million to $4.4 million for the three months ended June 30, 1997 from $1.8 million for the three months ended June 30, 1996 primarily due to higher debt balances from new centers and expansion openings and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $1.5 million, or 25.8%, to $7.6 million for the three months ended June 30, 1997 from $6.1 million for the three months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $2.7 million, or 75.4%, to $6.2 million for the three months ended June 30, 1997 from $3.5 million for the three months ended June 30, 1996. The increase was primarily related to increased GLA.

General and administrative expenses remained flat at $0.8 million for the three months ended June 30, 1997 and 1996.

Other expenses remained flat at $0.6 million for the three months ended June 30, 1997 and 1996.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

Net income before minority interest and extraordinary item decreased $1.8 million to $13.5 million for the six months ended June 30, 1997, from $15.3 million for the six months ended June 30, 1996. Increases in revenues were more than offset by higher interest expense and increases in depreciation and amortization.

Base rentals increased $6.4 million, or 24.3%, to $32.8 million for the six months ended June 30, 1997, from $26.4 million for the six months ended June 30, 1996, due to expansions, new center openings, an acquisition and higher average rents.

Percentage rents increased $1.4 million to $3.1 million for the six months ended June 30, 1997 from $1.7 million for the six months ended June 30, 1996. The increase was primarily due to increases in tenant sales, expansions at the Operating Partnership's larger centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.5 million, or 14.5%, to $12.4 million for the six months ended June 30, 1997 from $10.9 million for the six months ended June 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.9% in 1997 compared to 93.6% in 1996.

Other income decreased $0.1 million to $0.9 million for the six months ended June 30, 1997 from $1.0 million for the six months ended June 30, 1996 due to higher lease termination settlements in 1996.

Interest in excess of amounts capitalized increased $4.2 million to $7.6 million for the six months ended June 30, 1997 from $3.4 million for the six months ended June 30, 1996 primarily due to higher debt balances from new centers and expansion openings and a center acquisition financed with borrowings.

Operating and maintenance expenses increased $1.9 million, or 16.7%, to $13.5 million for the six months ended June 30, 1997 from $11.6 million for the six months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense increased $4.8 million, or 67.0%, to $12.0 million for the six months ended June 30, 1997 from $7.2 million for the six months ended June 30, 1996. The increase was primarily due to costs related to increased GLA.

General and administrative expenses increased $0.1 million to $1.5 million for the six months ended June 30, 1997 from $1.4 million for the six months ended June 30, 1996. The increase was primarily due to increased personnel and overhead costs.

Other expenses increased $0.1 million to $1.2 million for the six months ended June 30, 1997 from $1.1 million for the six months ended June 30, 1996. The increase included additional reserves for bad debts.

In March 1996, the Operating Partnership replaced its Secured Facility. Deferred financing costs of $0.6 million, net of minority interest of $0.3 million, were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets and scheduled openings of one new center and expansions in 1997. In addition, at June 30, 1997 the Operating Partnership had $95.0 million available under its unsecured facilities, access to the public markets through the Operating Partnership's $200 million equity shelf registration, and cash equivalents of $6.4 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1997 were $22.6 million, or $1.26 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 92.2% during the six months ended June 30, 1997. The Unsecured Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

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

The Operating Partnership is in the process of planning development for 1997 and beyond, including a new project in Wrentham, Massachusetts (near the junction of Interstates 95 and 495 between Boston, MA and Providence, RI) with an expected initial phase of 230,000 square feet of GLA, and expansions at Woodbury Common (270,000 square feet), Desert Hills (35,000 square feet), Liberty Village (13,000 square feet), Folsom (20,000 square feet) and Camarillo (85,000 square feet). These projects are in various stages of development and there can be no assurance that any of them will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Operating Partnership anticipates development and construction costs of approximately $75 million to $115 million annually.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of common stock on a fully diluted basis including conversion of partnership units to common stock, plus total debt). Using a June 30, 1997 closing price of $38.00 per common share, the Operating Partnership's ratio of debt to total market capitalization was approximately 26%.

Net cash provided by operating activities was $28.8 million and $23.7 million for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.0 million square feet in 1997 from 3.3 million square feet in 1996 and decreases in accounts receivable, offset by decreases in accrued expenses. Net cash used in investing activities increased $76.3 million for the six months ended June 30, 1997 compared to the corresponding 1996 period, primarily as a result of the acquisition of Waikele Factory Outlets. Net cash provided by financing activities increased $60.7 million primarily due to the purchase of stock by Simon.

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

                                           Three Months      Six Months
                                           Ended June 30,    Ended June 30,
                                         1997        1996     1997        1996
                                     ---------   ---------  ----------  --------

 Net income before extraordinary item   $6,985     $8,040    $13,422   $15,111
      Add back:
      Depreciation and amortization (1)  6,136      3,478     11,856     7,065
      Amortization of deferred
      financing costs and                 (401)      (269)      (736)     (656)
    depreciation of non-real
      estate assets
                                    -----------   ---------  --------- --------
FFO                                   $12,720     $11,249    $24,542   $21,520
                                    ===========   ========   ========  ========
      ---------------------------------------
  (1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

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

Date: August 13, 1997