Form 10-Q
period 1997-09-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1997-11-12
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period _____ from to _____ .

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

                                 (973) 228-6111
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                 Page

         Condensed Consolidated Balance Sheets
          as of September 30, 1997 and December 31, 1996                    3

         Condensed Consolidated Statements of Income
          for the three and nine months ended September 30, 1997 and 1996   4

         Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1997 and 1996             5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            10

Signatures                                                                 16

ITEM 1.  FINANCIAL STATEMENTS

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                         1997                  1996
                                                                    ---------------       ---------------
                                                                      (Unaudited)
Assets:
Rental properties:
     Land........................................................    $ 106,840             $  80,312
     Depreciable property........................................      559,568               432,042
                                                                   ---------------       --------------
Total rental property............................................      666,408               512,354
Accumulated depreciation.........................................      (74,166)              (58,054)
                                                                   ---------------       ---------------
Rental properties, net...........................................      592,242               454,300
Cash and equivalents.............................................       11,009                 13,886
Notes receivable-related parties.................................        4,781                 8,023
Deferred costs, net..............................................       15,235                10,321
Other assets.....................................................       11,435                15,682
                                                                    ---------------       --------------
TOTAL ASSETS.....................................................    $ 634,702             $ 502,212
                                                                    ===============       ===============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank debt.........................................    $  87,035             $   -
     7.75% Unsecured Notes due 2001..............................       99,722                99,668
     Remarketed Floating Rate Reset Notes due 2001...............      100,000               100,000
     Construction payables.......................................       16,840                14,473
     Accounts payable and accrued expenses                              11,527                12,257
     Obligation under capital lease..............................        9,748                 9,805
     Distribution payable to unitholders                                11,780                3,038
     Rent payable................................................        1,654                 1,637
                                                                    ---------------       --------------
TOTAL LIABILITIES................................................      338,306               240,878

Commitments and contingencies

Minority interest................................................      -                       5,698

Partners' capital:
General partner units outstanding, 15,264 in
  1997 and 12,402 in 1996........................................      247,794               185,340
Limited partners units outstanding, 3,433 in
  1997 and 4,808 in 1996.........................................       48,602                70,296
                                                                     ---------------       ---------------
Total partners' capital..........................................      296,396               255,636
                                                                     ---------------       ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $ 634,702             $ 502,212
                                                                     ===============       ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                THREE MONTHS                         NINE MONTHS
                                                                ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                  1997          1996            1997          1996
                                                                ------------  ------------     ------------- -------------
REVENUES:
   Base rent..............................................      $ 18,096       $ 14,737         $ 50,945      $ 41,160
   Percentage rent........................................         2,694          2,028            5,776         3,707
   Expense reimbursements.................................         7,215          5,958           19,641        16,812
   Other income...........................................           817            600            1,746         1,628
                                                                -----------    ----------       ----------     ---------
Total revenues...........................................         28,822         23,323           78,108        63,307
                                                                -----------    ----------        ---------     ---------
EXPENSES:
   Interest..............................................          3,785          2,484           11,343         5,910
   Operating and maintenance.............................          7,876          6,718           21,403        18,314
   Depreciation and amortization.........................          6,143          4,597           18,111        11,765
   General and administrative............................          1,019            829            2,489         2,270
   Other.................................................            619            554            1,833         1,657
                                                                ------------    ----------      -----------    ----------
Total expenses...........................................         19,442         15,182           55,179        39,916

Income before minority interest and extraordinary item             9,380          8,141           22,929        23,391

Minority interest.......................................             -              (56)            (127)         (195)
                                                                ------------    -----------     ------------   ------------
Net income before extraordinary item....................           9,380          8,085           22,802        23,196

Extraordinary item-loss on early extinguishment of debt              -                -               -           (902)
                                                               ------------    -----------     ------------   ------------
Net income..............................................         $ 9,380         $8,085         $ 22,802       $22,294
                                                               =============   ============     ===========   =============
Net income:
    General partner.....................................         $ 7,658         $5,593         $ 18,411       $15,203
    Limited partners....................................           1,722          2,492            4,391         7,091
                                                                ------------    -----------     ------------   ------------
Total...................................................          $ 9,380        $8,085          $22,802       $ 22,294
                                                                =============   ===========     ============   ============
Net income per unit:
    General partner (including $0.05 net loss per unit
    from extraordinary item in the nine months ended
     September 30, 1996)..................................        $  0.50        $ 0.47          $  1.28       $   1.32
   Limited partners (including $0.05 net loss per unit
     from extraordinary item in the nine months ended
     September 30, 1996)..................................          $0.50         $0.47            $1.27          $1.29

WEIGHTED AVERAGE UNITS OUTSTANDING:
   General partner........................................         15,262        11,834           14,355        11,539
   Limited partners.......................................          3,433         5,298            3,446         5,503
                                                                ------------  ------------     ------------- -------------
Total.....................................................         18,695        17,132           17,801        17,042
                                                                ============  ============     ============= =============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          1997                  1996
                                                                     ---------------       ---------------
Cash flows from operating activities
     Net income.....................................................   $22,802               $22,294
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...............................    18,111                11,765
        Minority interest in net income.............................       127                   195
        Loss on early extinguishment of debt........................        -                    902
        Amortization of debt discount...............................        54                    56
        Other operating activities..................................        53                  (164)
        Additions to deferred lease costs...........................    (4,928)               (1,274)
        Changes in assets and liabilities:
         Straight line rent receivable..............................    (1,144)               (1,184)
         Other assets...............................................     5,391                   389
         Accounts payable and accrued expenses......................      (770)                3,494
                                                                       -----------            ----------
Net cash provided by operating activities...........................    39,696                36,473
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to and acquisitions of rental properties............   (153,416)              (81,052)
     Additions to deferred development costs.......................     (1,060)               (1,894)
     Advances to related parties...................................        -                     (67)
     Payments from related parties.................................        -                     173
                                                                      ---------------      ---------------
     Net cash used in investing activities                            (154,476)              (82,840)
                                                                     ---------------       ---------------
     CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from sale of common stock.........................    51,976                 1,290
     Distributions..................................................   (26,459)              (29,472)
     Debt proceeds..................................................   137,035               188,592
     Repayments of debt.............................................   (50,000)             (107,000)
     Additions to deferred financing costs                                (536)               (3,349)
     Other financing activities.....................................      (113)                  (25)
                                                                     --------------       ---------------
     Net cash provided by financing activities......................   111,903                50,036
                                                                     --------------        --------------
     Net (decrease) increase in cash and equivalents...............     (2,877)                3,669
     Cash and equivalents, beginning of period.....................     13,886                 3,987
                                                                     ---------------        -------------
     Cash and equivalents, end of period...........................    $11,009                $7,656
                                                                     ===============        =============


     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     During the nine months ended September 30, 1997 and 1996, 1.4 million and
0.5 million Operating Partnership units with a book value of approximately $20.0 million and $7.9 million, respectively, were converted to common shares. In June 1997, the Operating Partnership forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang. On March 31, 1997, the Operating Partnership issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets. Additionally, during 1996, the Operating Partnership issued units to acquire property valued at $1.6 million.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

     Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of September 30, 1997, the Operating Partnership operated 19 centers in 11 states (the "Properties") containing approximately 4.1 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York, Los Angeles, San Francisco, Sacramento, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of September 30, 1997 was as follows:

     General Partner            81.6%               15,264,000   units
     Limited Partners           18.4%                3,433,000   units
                           ----------------      -------------------
     TOTAL                     100.0%               18,697,000


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for fiscal years ending after December 15, 1997. The Operating Partnership will be required to change the method currently used to compute earnings per parnership unit and to restate all prior periods. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per partnership unit.

2.    JOINT VENTURE AGREEMENT

     In May 1997, the Operating Partnership announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Operating Partnership and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Operating Partnership will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, the Company completed the sale on June 16, 1997 to Simon of
1.4 million shares of new common stock, for an aggregate sales price of $50 million. Net proceeds from the sale were used to repay borrowings under the Operating Partnership's Unsecured Facility.

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

4.   DEBT

     In March 1996, the Operating Partnership replaced its secured revolving credit facility (the "Secured Facility") with an unsecured $100 million revolving credit facility (the "Unsecured Facility") which expires March 29, 1998. In connection with the termination of the Secured Facility, the Operating Partnership expensed as an extraordinary item unamortized deferred financing costs of $0.9 million. In March 1997, the Operating Partnership obtained a supplemental $50 million unsecured revolving credit facility bearing the same terms and conditions as the Unsecured Facility. Interest on the outstanding balance of the unsecured facilities is payable monthly at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.45% (reduced to LIBOR plus 1.15% on October 10, 1997), or the prime rate, at the Operating Partnership's option. Fees on the unused portion of the unsecured facilities are payable quarterly at a rate of 0.25% per annum. The outstanding balance at September 30, 1997 was $87.0 million, which approximates fair value, leaving $63.0 million of borrowing availability. The Operating Partnership repaid substantially all borrowings under the Unsecured Facility with proceeds from two offerings in October 1997. (See Note 6).

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

     In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and will equal LIBOR plus 75 basis points during the first year. The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of the first year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the borrowings under the Unsecured Facility and for working capital. The carrying amount of the Reset Notes approximates their fair value. In October 1997, the Operating Partnership redeemed $40 million principal amount and reset the interest rate to LIBOR plus 48 basis points for one year on the remaining $60 million of Reset Notes.

     Interest and loan costs of approximately $3.5 million and $3.6 million were capitalized as development costs during the nine months ended September 30, 1997 and 1996, respectively.

     In October 1997, the Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the then 10-year U.S. Treasury rate. The 7.25% Notes are redeemable by the Operating Partnership at any time and from time to time at a premium. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Unsecured Facility, to redeem $40 million of Reset Notes as mentioned above and for general corporate purposes.

5.    DISTRIBUTIONS

     On September 11, 1997, the Board of Directors of the Company declared a $0.63 per unit cash distribution to unitholders of record on September 30, 1997. The distribution, totaling $11.8 million, was paid on October 20, 1997.

6.   PREFERRED STOCK

     In October 1997, the Company issued 1,000,000 shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Unsecured Facility.

7.    INCOME TAXES

     No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

8.    NET INCOME PER PARTNERSHIP UNIT

     Net income per partnership unit is determined by allocating net income to the general partner and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

9.    COMMITMENTS AND CONTINGENCIES

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

10.        RELATED PARTY INFORMATION

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

11.        EXTRAORDINARY ITEM

     Deferred financing costs of $0.9 million related to the Secured Facility replaced in March 1996 were expensed and are reflected in the accompanying financial statements as an extraordinary item.

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

GENERAL OVERVIEW

     The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 19 manufacturers' outlet centers at September 30, 1997 compared to 18 at the end of the same quarter in the prior year. The Operating Partnership's operating gross leasable area (GLA) at September 30, 1997, increased 15.1% to 4.1 million square feet from 3.5 million square feet at September 30, 1996. GLA added since October 1, 1996 is detailed as follows:

                                                    12 mos. ended         9 mos. ended     3 mos. ended
                                                    September 30,        September 30,     December 31
                                                         1977                 1977             1977
                                                    ------------         -------------     -----------
GLA added (in 000's):

CENTERS EXPANDED:
    North Georgia................................        111                111                     -
    Desert Hills.................................         18                 18                     -
    Camarillo....................................        139                 85                    54
    Folsom.......................................         38                 16                    22
    Liberty Village..............................         18                 13                     5
    Other........................................         (4)                (4)                    -
                                                    ------------       -------------       -----------
TOTAL CENTERS EXPANDED...........................        320                239                    81

CENTER ACQUIRED:
    Waikele......................................        214                214                     -
                                                    ------------       -------------       ------------

Net GLA added during the                                 534                453                    81
period...........................................

GLA at end of period.............................      4,063              4,063                 3,610

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Net income before minority interest and extraordinary item increased $1.3 million to $9.4 million for the three months ended September 30, 1997 from $8.1 million for the three months ended September 30, 1996. Increases in revenues were offset by higher interest expense and depreciation and amortization.

     Base rental revenue increased $3.4 million, or 22.8%, to $18.1 million for the three months ended September 30, 1997 from $14.7 million for the three months ended September 30, 1996 due to expansions, new center openings, an acquisition and higher average rents.

     Percentage rent revenue increased $0.7 million to $2.7 million for the three months ended September 30, 1997, from $2.0 million for the three months ended September 30, 1996. The increase was primarily due to increases in tenant sales at the Operating Partnership's larger centers and an increase in tenants contributing percentage rents.

     Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.2 million, or 21.1%, to $7.2 million for the three months ended September 30, 1997 from $6.0 million for the three months ended September 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.6% in the third quarter of 1997, compared to 92.2% in the third quarter of 1996.

     Other income increased $0.2 million to $0.8 million for the three months ended September 30, 1997 from $0.6 million for the three months ended September 30, 1996 as the result of an outparcel sale at one of the operating centers, net of lease termination income in the 1996 period.

     Interest in excess of amounts capitalized increased $1.3 million to $3.8 million for the three months ended September 30, 1997 from $2.5 million for the three months ended September 30, 1996 primarily due to higher debt balances from new centers, expansion openings, and a center acquisition financed with borrowings.

     Operating and maintenance expenses increased $1.2 million, or 17.2%, to $7.9 million for the three months ended September 30, 1997 from $6.7 million for the three months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

     Depreciation and amortization expense increased $1.5 million, or 33.6%, to $6.1 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. The increase was primarily related to increased GLA.

     General and administrative expenses increased $0.2 million, or 22.9%, to $1.0 million, for the three months ended September 30, 1997 from $0.8 million for the three months ended September 30, 1996 due to increased personnel and overhead costs.

     Other expenses remained flat at $0.6 million for the three months ended September 30, 1997 and 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     Net income before minority interest and extraordinary item decreased $0.4 million to $23.0 million for the nine months ended September 30, 1997, from $23.4 million for the nine months ended September 30, 1996. Increases in revenues were more than offset by higher interest expense and increases in depreciation and amortization.

     Base rental revenue increased $9.8 million, or 23.8%, to $51.0 million for the nine months ended September 30, 1997, from $41.2 million for the nine months ended September 30, 1996, due to expansions, new center openings, an acquisition and higher average rents.

     Percentage rent revenue increased $2.1 million to $5.8 million for the nine months ended September 30, 1997 from $3.7 million for the nine months ended September 30, 1996. The increase was primarily due to increases in tenant sales, expansions at the Operating Partnership's larger centers and increases in tenants contributing percentage rents.

     Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.8 million, or 16.8%, to $19.6 million for the nine months ended September 30, 1997 from $16.8 million for the nine months ended September 30, 1996, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.8% in 1997 compared to 93.1% in 1996.

     Interest in excess of amounts capitalized increased $5.4 million to $11.3 million for the nine months ended September 30, 1997 from $5.9 million for the nine months ended September 30, 1996 primarily due to higher debt balances from new centers, expansion openings, and a center acquisition financed with borrowings.

     Operating and maintenance expenses increased $3.1 million, or 16.9%, to $21.4 million for the nine months ended September 30, 1997 from $18.3 million for the nine months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

     Depreciation and amortization expense increased $6.3 million, or 53.9%, to $18.1 million for the nine months ended September 30, 1997 from $11.8 million for the nine months ended September 30, 1996. The increase was primarily due to costs related to increased GLA.

     General and administrative expenses increased $0.2 million to $2.5 million for the nine months ended September 30, 1997 from $2.3 million for the nine months ended September 30, 1996 due to increased personnel and overhead costs.

     Other expenses increased $0.2 million to $1.8 million for the nine months ended September 30, 1997 from $1.6 million for the nine months ended September 30, 1996. The increase included additional reserves for bad debts.

     In March 1996, the Operating Partnership replaced its Secured Facility. Deferred financing costs of $0.9 million were expensed in connection with the early retirement of the Secured Facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1997 is expected to increase with a full year of operations of the 676,000 square feet of GLA added during 1996, the acquisition of Waikele Factory Outlets and scheduled openings of one new center and several expansions in 1997.

     Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

     Distributions declared and recorded during the nine months ended September 30, 1997 were $34.4 million, or $1.89 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 86.8% during the nine months ended September 30, 1997. The Unsecured Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

     In October 1997, the Company issued 1,000,000 shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Unsecured Facility.

     In October 1997, the Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Unsecured Facility, redeem $40 million of Reset Notes and for general corporate purposes.

     Subsequent to the two offerings in October 1997, the Operating Partnership had $145 million available under its unsecured facilities, access to the public markets through its $175 million debt and the Company's $200 million equity shelf registration and cash and cash equivalents of approximately $44 million.

     The 227,000 square foot first phase of Wrentham Village Premium Outlets (Wrentham, MA), located near the junction of Interstates 95 and 495 between Boston and Providence, opened in mid-October. The Operating Partnership expects to be under construction by the end of November on approximately 730,000 square feet of new GLA to be completed during the balance of 1997 and in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, VA), a new center serving the greater Washington, D.C. market; and expansions, already underway, of 270,000 square feet at Woodbury Common Premium Outlets (Central Valley, NY), 140,000 square feet (Phase II) at Wrentham Village Premium Outlets, 30,000 square feet at Desert Hills Premium Outlets (Cabazon,
CA), and 20,000 square feet at Folsom Premium Outlets (Folsom, CA). These projects are in various stages of development and there can be no assurance that any of them will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Operating Partnership anticipates development and construction costs of approximately $75 million to $115 million annually.

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

     It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding common and preferred shares of the Company on a fully diluted basis including conversion of partnership units to stock, plus total debt). After the two October 1997 offerings were completed, using an October 21, 1997 closing price of $41.125 per common share of the Company plus a liquidation preference of $50.00 per preferred share of the Company, the Operating Partnership's ratio of debt to total market capitalization was approximately 26%.

     Net cash provided by operating activities was $39.7 million and $36.5 million for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to
4.1 million square feet in 1997 from 3.5 million square feet in 1996 and decreases in accounts receivable, offset by decreases in accrued expenses. Net cash used in investing activities increased $71.6 million for the nine months ended September 30, 1997 compared to the corresponding 1996 period primarily as a result of the acquisition of Waikele Factory Outlets. Net cash provided by financing activities increased $61.9 million primarily due to the purchase of stock by Simon.

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

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                1997      1996         1997       1996
                                                              --------   -------     -------   ---------

Net income before extraordinary item......................    $9,380      $8,085    $22,802     $23,196
Add back:
Depreciation and amortization(1)..........................     6,143       4,539     17,999      11,604
Amortization of deferred financing costs and
    depreciation of non-real estate assets................      (430)       (264)    (1,166)       (920)
                                                              -------   --------   --------      -------
FFO......................................................
                                                             $15,093     $12,360    $39,635     $33,880
                                                             =========   =======   ========     =======
---------------------------------------

(1   Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership.

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

                                 CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                 By:  CHELSEA GCA REALTY, INC.
                                           Its General Partner

                                 By:    /S/  LESLIE T. CHAO
                                     -----------------------------------------
                                        Leslie T. Chao
                                        President and Chief Financial Officer

Date:  November 11, 1997