Form 10-K
period 1997-12-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1998-03-30
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

There are no outstanding shares of Common Stock or voting securities.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement of Chelsea GCA Realty, Inc. relating to its 1998 Annual Meeting of Shareholders are incorporated by reference into
Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), is 81.7% owned and managed by its sole general partner, Chelsea GCA Realty, Inc. ("Chelsea GCA" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The Operating Partnership owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1997, the Operating Partnership owned and operated 20 centers (the "Properties") with approximately 4.3 million square feet of gross leasable area ("GLA") in 12 states. The Operating Partnership also has properties under development including one new center in Leesburg, Virginia, an expansion of Woodbury Common (Central Valley, NY), its largest center, and expansions of other existing centers. The Operating Partnership's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Kansas City, Atlanta, Cleveland, Honolulu, the Napa Valley, Palms Springs and the Monterey Peninsula.

The Operating Partnership's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111).

RECENT DEVELOPMENTS

Between January 1, 1997 and December 31, 1997, the Operating Partnership added 698,000 square feet of GLA to its portfolio as a result of a 227,000 square foot new center opening, a 214,000 square foot acquisition and five expansions totaling 257,000 square feet.

A summary of development, acquisition and expansion activity from January 1, 1997 through December 31, 1997 is contained below:

                                           Acquisition
                                           or                     GLA         Number
                                           Development            (Sq.        of
Property                                   Date (s)               Ft.)        Stores          Certain Tenants
--------                                 -----------------   --------------   ------------   -----------------
As of January 1, 1997............                              3,610,000        995
New center:
     Wrentham Village............         10/97                  227,000         57           Bose, Brooks Brothers,
                                                                                              Donna Karan, GAP,
                                                                                              Off 5th-Saks Fifth Avenue, Versace
Acquisition:
     Waikele Premium Outlets......         3/97                  214,000         51           Bose, Donna Karan, Guess, Levi's,
                                                                                              Nine West, Off 5th-Saks Fifth Avenue
Expansions:
     North Georgia.................        5/97                  111,000         32           Joan & David, Liz Claiborne, Williams
                                                                                              Sonoma
     Camarillo Premium Outlets......       9/97                   85,000         18           Calvin Klein, GAP, J. Peterman
     Desert Hills....................     11/97                   36,000          8           Emanuel/Emanuel Ungaro, Lacoste
     Other (net).....................                             25,000          1           Emanuel/Emanuel Ungaro
                                                             --------------   -----------
        Total expansions.............                            257,000         59
                                                             --------------   ------------

As of December 31, 1997...............                         4,308,000      1,162
                                                             ==============   ============

The most recent newly developed, expanded or acquired centers are discussed below:

WRENTHAM VILLAGE, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 227,000 square foot center containing 57 stores, opened in October 1997 and is located near the junction of interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

WAIKELE, WAIPAHU, HAWAII. Waikele Premium Outlets, a 214,000 square foot center containing 51 stores, was acquired on March 31, 1997 and is located on Oahu Highway H-1, 15 miles northwest of Honolulu. The populations within a 15-mile and 30-mile radius are approximately 700,000 and 900,000, respectively. Average household income within a 30-mile radius is approximately $63,000. Approximately
6.5 million tourists visited Hawaii in 1996.

NORTH GEORGIA, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 403,000 square foot center containing 108 stores, opened in two phases, in May 1996 and May 1997. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and 5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

CAMARILLO, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 365,000 square foot center containing 103 stores, opened in five phases, from March 1995 through September 1997. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

DESERT HILLS, CABAZON, CALIFORNIA. Desert Hills Premium Outlets, a 468,000 square foot center containing 117 stores, opened in three phases, in December 1990, June 1995 and November 1997. The center is located on Interstate 10, 18 miles west of Palm Springs and 75 miles east of Los Angeles. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 4.7 million and 17.0 million, respectively. Average household income within a 30-mile radius is approximately $42,000.

The Operating Partnership has started construction of approximately 760,000 square feet of new GLA scheduled for completion in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, VA), a new center serving the greater Washington, DC market; and expansions of 270,000 square feet at Woodbury Common Premium Outlets (Central Valley, NY), 125,000 square feet at Wrentham Village Premium Outlets, 45,000 square feet at Camarillo Premium Outlets, 30,000 square feet at North Georgia Premium Outlets, and 20,000 square feet at Folsom Premium Outlets (Folsom, CA). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of these projects.

STRATEGIC ALLIANCE

In May 1997, the Operating Partnership announced the formation of a strategic alliance with Simon DeBartolo Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Operating Partnership and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Operating Partnership will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the Operating Partnership completed the sale of 1.4 million shares of the Company's common stock to Simon, for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at March 1998 owns, has an interest in and or manages approximately 145 million square feet of retail and mixed-use properties in 34 states.

ORGANIZATION OF THE OPERATING PARTNERSHIP

The Operating Partnership was formed through the merger in 1993 of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"), two leading outlet center development companies, providing for greater access to the public and private capital markets. All of the Properties are held by and all of its business activities conducted through the Operating Partnership. The Company (which owned 81.7% in the Operating Partnership as of December 31, 1997) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties.

THE MANUFACTURERS' OUTLET BUSINESS

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer: by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

BUSINESS OF THE OPERATING PARTNERSHIP

The Operating Partnership believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

STRONG TENANT RELATIONSHIPS. The Operating Partnership maintains strong tenant relationships with high fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Joan & David, Jones New York, Nautica, Polo Ralph Lauren and Tommy Hilfiger, as well as with national brand-name manufacturers such as Nine West, Phillips-Van Heusen (Bass, Geoffrey Beene, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather). The Operating Partnership believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1997 of $360 per square foot. A significant number of the Operating Partnership's tenants, including Ann Taylor, Brooks Brothers, Burberrys, Cole-Haan, Donna Karan, Emanuel/Emanuel Ungaro, Joan & David, Jones New York, Nike, Nine West, Nautica, Polo Ralph Lauren Factory Store, Royal Doulton, Timberland, Tommy Hilfiger and Waterford/Wedgwood, reported that the top store in their outlet chain during 1996 (as measured by sales per square foot or gross sales) was in one of the Operating Partnership's centers. The Operating Partnership believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

MANAGEMENT EXPERTISE. The Operating Partnership believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. The Operating Partnership's senior management has been recognized as leaders in the outlet industry over the last two decades. The Operating Partnership was the first recipient of the VALUE RETAIL NEWS Award of Excellence. In addition, management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the Operating Partnership has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the Operating Partnership intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

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

DEVELOPING NEW CENTERS AND EXPANDING EXISTING CENTERS. The Operating Partnership believes there will continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Operating Partnership intends to undertake such development on a selective basis, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Operating Partnership expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Operating Partnership believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. There can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

ACQUIRING AND REDEVELOPING CENTERS. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Operating Partnership believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Operating Partnership will be able to enhance the operation of acquired properties as a result of its
(i) strong tenant relationships with both national and upscale fashion retailers; and (ii) development, marketing and management expertise as a full-service real estate organization. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. There can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Operating Partnership.

OPERATING STRATEGY

The Operating Partnership's primary business objectives are to enhance the value of its properties and operations by increasing cash flow. The Operating Partnership plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

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

MARKET AND SITE SELECTION. To ensure a sound long-term customer base, the Operating Partnership generally seeks to develop sites near densely-populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the Operating Partnership believes that these areas provide the most attractive long-term demographic characteristics.

The Operating Partnership generally seeks to develop sites that can support at least 400,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

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

PROPERTY DESIGN AND MANAGEMENT. The Operating Partnership believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Operating Partnership's 326 full-time and 72 part-time employees, 228 full-time and 72 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations manager.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of the Company's common stock including conversion of partnership units to common stock, plus the liquidation preference value of the Company's preferred stock, plus total debt). Applying a December 31, 1997 closing price of $38.1875 per common share, plus a liquidation preference of $50.00 per preferred share, the Operating Partnership's ratio of debt to total market capitalization was approximately 27% at December 31, 1997.

The Operating Partnership currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities' are provided by five banks. The Operating Partnership has agreed to a term sheet with its agent bank for a new three year credit facility that generally includes more favorable terms than the Credit Facilities and is expected to close on or prior to March 30, 1998.

The Operating Partnership completed the sale to Simon of 1.4 million shares of the Company's common stock, for an aggregate price of $50 million, on June 16, 1997, in conjunction with a strategic alliance. Proceeds from the sale were used to repay borrowings under the Credit Facilities.

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October
15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Credit Facilities.

Also in October 1997, the Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Credit Facilities, redeem $40 million of Remarketed Floating Rate Reset Notes and for general corporate purposes.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumer demand for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other sales channels in the retail industry. The Operating Partnership believes that the Properties are generally the leading manufacturers' outlet centers in each market. The Operating Partnership carefully considers the degree of existing and planned competition in each proposed area before deciding to build a new center.

ENVIRONMENTAL MATTERS

The Operating Partnership is not aware of any environmental liabilities relating to the Properties that would have a material impact on the Operating Partnership's financial position and results of operations.

PERSONNEL

As of December 31, 1997, the Operating Partnership had 326 full-time and 72 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Operating Partnership believes it has good relations with its employees.

ITEM 2.  PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York, Los Angeles, San Francisco, Boston, Atlanta, Sacramento, Portland (Oregon), Kansas City and Cleveland, or at or near tourists destinations, including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1997 and contained approximately 1,200 stores with approximately 360 different tenants. During 1997 and 1996, the Properties generated weighted average tenant sales of $360 and $345 per square foot, respectively. As of December 31, 1997, the Operating Partnership had 20 operating outlet centers. Of the 20 operating centers, 18 are owned 100% in fee; and two, American Tin Cannery Premium Outlets and Lawrence Riverfront Plaza Factory Outlets, are held under long-term leases. The Operating Partnership manages all of its Properties.

Approximately 34% and 38% of the Operating Partnership's revenues for the years ended December 31, 1997 and 1996, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 38% and 44% of the Operating Partnership's revenues for the years ended December 31, 1997 and 1996, respectively, were derived from the Operating Partnership's centers in California.

The Operating Partnership, combining all of its store concepts, does not consider any one store lease to be material and no individual tenant accounts for more than 7% of the Operating Partnership's gross revenues or total GLA. Only one tenant occupies more than 4.3% of the Operating Partnership's total GLA. In view of these statistics and the Operating Partnership's past success in re-leasing available space, the Operating Partnership believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1997:

                                                                GLA           NO.
                                                 YEAR           (SQ.          OF
 NAME/LOCATION                                   OPENED         FT.)          STORES         CERTAIN TENANTS
 -------------------------------------------   -----------   -------------  ------------   ----------------------------------------
Woodbury Common.............................     1985        573,000        151            Brooks Brothers, Calvin Klein, Coach
Central Valley, NY (New York City Metro area)                                              Leather, Donna Karan, GAP, Polo
                                                                                           Ralph Lauren

Desert Hills................................     1990        468,000        117            Bose, Coach Leather, Donna Karan,
Cabazon, CA (Palm Springs-Los Angeles area)                                                Eddie Bauer, Nautica, Polo Ralph
                                                                                           Lauren, Tommy Hilfiger

North Georgia...............................     1996        403,000        108            Bose, Brooks Brothers, Donna Karan, GAP,
Dawsonville, GA (Atlanta metro area)                                                       Off 5th-Saks Fifth Avenue, Van
                                                                                           Heusen, Williams Sonoma

Camarillo Premium Outlets...................     1995        365,000        103            Barneys New York, Donna Karan, J.
Camarillo, CA (Los Angeles metro area)                                                     Peterman, Levi's, Nine West, Off
                                                                                           5th-Saks Fifth Avenue

Aurora Premium Outlets......................     1987        294,000         66            Ann Taylor, Brooks Brothers, Carters, Liz
Aurora, OH (Cleveland metro area)                                                          Claiborne,  Off 5th-Saks Fifth Avenue,
                                                                                           Reebok

Clinton Crossing............................     1996        272,000         67            Bose, Coach Leather, Donna Karan, GAP,
Clinton, CT (I-95/NY-New England corridor)                                                 Off 5th-Saks Fifth Avenue, Polo Ralph
                                                                                           Lauren

Wrentham Village............................     1997        227,000         57            Brooks Brothers, Calvin Klein, Donna
Wrentham, MA (Boston/Providence metro area)                                                Karan, GAP, Versace

Folsom Premium Outlets......................     1990        226,000         67            Bass, Donna Karan, Levi's, Nike, Nine
Folsom, CA (Sacramento metro area)                                                         West, Off 5th-Saks Fifth Avenue

Waikele Premium Outlets.....................     1997(1)     214,000         51            Bose, Donna Karan, Guess, Levi's, Nine
 Waipahu, HI (Honolulu area)                                                               West, Off 5th-Saks Fifth Avenue

Petaluma Village............................     1994        196,000         51            Ann Taylor, Brooks Brothers, Levi's,
Petaluma, CA (San Francisco metro area)                                                    Off 5th-Saks Fifth Avenue, Reebok

Napa Premium Outlets........................     1994        171,000         49            Cole-Haan, Dansk, Ellen Tracy, Esprit,
Napa, CA (Napa Valley)                                                                     J.Crew, Nautica, Timberland

Liberty Village.............................     1981        157,000         58            Calvin Klein, Donna Karan, Ellen Tracy,
Flemington, NJ (New York-Phila. metro area)                                                Polo Ralph Lauren, Tommy Hilfiger

Columbia Gorge..............................     1991        148,000         42            Carters, Harry & David, Levi's,
Troutdale, OR (Portland metro area)                                                        Mikasa, Norm Thompson

Lawrence Riverfront Plaza...................     1990        146,000         39            Bass, J.Crew, Jones New York Country,
Lawrence, KS (Kansas City metro area)                                                      London Fog

American Tin Cannery........................     1987        137,000         49            Anne Klein, Carole Little, Joan & David,
Pacific Grove, CA (Monterey Peninsula)                                                     London Fog, Reebok, Rockport

Santa Fe Premium Outlets....................     1993        125,000         41            Brooks Brothers, Cole-Haan, Dansk,
Santa Fe, NM                                                                               Donna Karan, Joan & David, Mondi

Patriot Plaza...............................     1986         76,000         11            Lenox, Polo Ralph Lauren, Westpoint
Williamsburg, VA (Norfolk-Richmond area)                                                   Stevens

Solvang Designer Outlets....................     1994         52,000         15            Bass, Donna Karan, Ellen Tracy, Nautica
Solvang, CA (Southern California area)

Mammoth Premium Outlets.....................     1990         35,000         11            Bass, Polo Ralph Lauren
Mammoth Lakes, CA. (Yosemite National Park)

St. Helena Premium Outlets..................     1992         23,000          9            Brooks Brothers, Coach Leather, Donna
St. Helena, CA (Napa Valley)                                                               Karan, Joan & David

                                                         -------------  ------------
   Total....................................               4,308,000      1,162
                                                         =============  ============
(1)  Acquired in March 1997

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

None.


ITEM 6: SELECTED FINANCIAL DATA

                          CHELSEA GCA REALTY PARTNERSHIP, L.P. AND PREDECESSOR BUSINESS (1)
                                (IN THOUSANDS EXCEPT PER SHARE, AND NUMBER OF CENTERS)


                                                                                                           Period         Period
                                                                                                           Nov.2          Jan. 1,
                                                                                                           1993           1993
                                                                        Year Ended                         to             to
                                                                       December 31,                        Dec. 31,       Nov. 1,
                                                         ---------------------------------------------    ----------     ---------
Operating Data:                                           1997         1996         1995         1994         1993         1993
                                                          ----         ----         ----         ----        ----          -----
Rental revenue....................................      $81,531      $63,792      $51,361      $38,010      $6,401        $21,398
Total revenues....................................      113,417       91,356       72,515       53,145       8,908         29,844
Total expenses....................................       78,262       59,996       41,814       28,179       4,618         28,372
Net income before minority interest
    and extraordinary item........................       35,155       31,360       29,650       24,966       4,290          1,472
Minority interest.................................         (127)        (257)        (285)         (49)        -           (1,128)
Net income before extraordinary item..............       35,028       31,103       29,365       24,917       4,290            344
Extraordinary item - loss on retirement of debt...         (252)        (902)        -            -         (9,410)             -
Net income (loss).................................       34,776       30,201       29,365       24,917      (5,120)           344
Preferred distribution............................         (907)        -            -            -            -               -
Net income (loss) to common unitholders...........       33,869       30,201       29,365       24,917      (5,120)           344
Net income (loss) per common unit:
  General partner (including $0.01, $0.05 and
  $0.51 net loss per unit from extraordinary item
  in 1997, 1996 and 1993, respectively) ..........        $1.88        $1.77        $1.75        $1.50      $(0.31)            -
  Limited partner (including $0.01, $0.05 and
  $0.51 net loss per unit from extraordinary item
  in 1997, 1996 and 1993, respectively)............       $1.87        $1.76        $1.75        $1.50      $(0.31)            -

OWNERSHIP INTEREST:
General partner...................................       14,605       11,802       11,188       10,956      10,937             -
Limited partners..................................        3,435        5,316        5,601        5,690       5,703             -
                                                        --------      -------      -------     -------      -------       --------
Weighted average units outstanding................       18,040       17,118       16,789       16,646       16,640            -

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation..................................     $708,933     $512,354     $415,983     $332,834     $243,218        $192,565
Total assets......................................      688,029      502,212      408,053      330,775      288,732         188,895
Total liabilities.................................      342,106      240,878      141,577       68,084       24,496         173,012
Minority interest.................................        -            5,698        5,441        5,156        -               5,587
Partners' capital.................................     $345,923     $255,636     $261,035     $257,535     $264,236          $2,297
Distributions declared per common unit............        $2.58       $2.355       $2.135        $1.90        $0.30             -

OTHER DATA:
Funds from operations to common unitholders(2)...      $57,417      $48,616       $41,870      $33,631       $5,648          $7,727
Cash flows from:
   Operating activities...........................     $56,594      $53,510       $36,797      $32,522       $4,746          $9,893
   Investing activities...........................    (199,250)     (99,568)      (82,393)     (79,595)     (63,607)        (29,032)
   Financing activities...........................    $143,308      $55,957       $40,474      $(1,707)    $116,570         $22,692

GLA at end of period..............................       4,308        3,610         2,934        2,342        1,879           1,620
Weighted average GLA (3)..........................       3,935        3,255         2,680        2,001        1,743           1,550
Centers at end of the period......................          20           18            16           16           13              12
New centers opened................................           1            2             1            3            1               -
Centers expanded..................................           5            5             7            4            3               2
Center sold.......................................           -            -             1            -            -               -
Center acquired...................................           1            -             -            -            -               -

NOTES TO SELECTED FINANCIAL DATA:

(1) The selected financial data includes the combined statement of Chelsea GCA Properties ("Predecessor Business") for the period prior to November 2, 1993, and the consolidated statements of Chelsea GCA Realty Partnership, L.P. for the periods after November 1, 1993.

(2) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs. See Management's Discussion and Analysis for definition of FFO.

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

GENERAL OVERVIEW

At December 31, 1997, the Operating Partnership operated 20 manufacturers' outlet centers, compared to 18 at the end of 1996 and 16 at the end of 1995. The Operating Partnership's operating gross leasable area ("GLA") at December 31, 1997 was 4.3 million square feet compared to 3.6 million square feet and 2.9 million square feet at December 31, 1996 and 1995, respectively.

From January 1, 1995 to December 31, 1997, the Operating Partnership grew by increasing rents at its operating centers, opening four new centers, acquiring one center, and expanding ten centers. The 2.0 million square feet ("sf") of GLA added is detailed in the schedule that follows:


                                                       SINCE
                                                      JANUARY 1,
                                                        1995               1997                 1996                1995
Changes in GLA (sf in 000's):                       ----------------   -------------     ----------------    ----------------
   NEW CENTERS DEVELOPED:
    Wrentham Village.......................             227                  227                  -                   -
    North Georgia..........................             292                   -                  292                  -
    Clinton Crossing.......................             272                   -                  272                  -
    Camarillo Premium Outlets                           149                   -                   -                  149
                                                  ----------------     --------------    ----------------    ----------------
   TOTAL NEW CENTERS........................            940                  227                 564                 149

CENTERS EXPANDED:
    North Georgia...........................            111                  111                  -                   -
    Camarillo Premium Outlets...............            216                   85                  54                  77
    Desert Hills............................            227                   36                  -                  191
    Folsom Premium Outlets..................             37                   15                  22                  -
    Liberty Village.........................             16                   12                   4                  -
    Petaluma Village........................             46                   -                   30                  16
    Woodbury Common.........................             21                   -                    2                  19
    Napa Premium Outlets....................             99                   -                    -                  99
    Patriot Plaza...........................             35                   -                    -                  35
    Aurora Premium Outlets..................             27                   -                    -                  27
    Other...................................             (9)                  (2)                  -                  (7)
                                                  ----------------    ----------------     ---------------    ----------------
 TOTAL CENTERS EXPANDED.....................            826                  257                  112                457

   CENTER SOLD:
       Page Factory Stores..................            (14)                 -                    -                  (14)

   CENTER ACQUIRED:
       Waikele Premium Outlets..............            214                  214                  -                   -
                                                  ----------------     ----------------     ----------------    ----------------
GLA added during the period                           1,966                  698                  676                592

OTHER DATA:
    GLA at end of period...................                                4,308                3,610               2,934
    Weighted average GLA (1)...............                                3,935                3,255               2,680
    Centers at end of period...............                                   20                   18                  16
    New centers opened.....................                                    1                    2                   1
    Centers expanded.......................                                    5                    5                   7
    Center sold............................                                    -                    -                   1
    Center acquired........................                                    1                    -                   -

NOTE:  (1)  Average GLA weighted by months in operation

The Operating Partnership's centers produced weighted average reported tenant sales of approximately $360 per square foot in 1997 compared to $345 and $313 per square foot in 1996 and 1995, respectively.

Two of the Operating Partnership's centers, Woodbury Common and Desert Hills, provided approximately 34%, 38% and 40% of the Operating Partnership's total revenue for the years 1997, 1996, and 1995, respectively. In addition, approximately 38%, 44%, and 45% of the Operating Partnership's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Operating Partnership's centers in California.

The Operating Partnership does not consider any one store lease to be material and no individual tenant, combining all of its store concepts, accounts for more than 7% of the Operating Partnership's gross revenues or total GLA. Only one tenant occupies in excess of 4.3% of the Operating Partnership's total GLA. In view of these statistics and the Operating Partnership's past success in re-leasing available space, the Operating Partnership believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in the Operating Partnership's 50% investment in Solvang.

COMPARISON OF  YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Operating income before interest, depreciation and amortization increased $16.7 million, or 28.4%, to $75.4 million in 1997 from $58.7 million in 1996. This increase was primarily the result of the Operating Partnership's expansions, new center openings and a center acquired.

Base rentals increased $14.3 million, or 25.4%, to $70.7 million in 1997 from $56.4 million in 1996 due to expansions, new center openings, one acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $17.97 in 1997 from $17.32 in 1996 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $3.4 million, or 46.4%, to $10.8 million in 1997 from $7.4 million in 1996. The increase was primarily due to increases in tenant sales, new center openings, expansions at the Operating Partnership's larger centers, a center acquired and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.2 million, or 17.1%, to $29.0 million in 1997 from $24.8 million in 1996, due to the recovery of operating and maintenance costs at new and expanded centers. On a weighted average square foot basis, expense reimbursements decreased 3.3% to $7.36 in 1997 from $7.61 in 1996. The average recovery of reimbursable expenses was 92.2% in 1997 compared to 91.8% in 1996.

Other income increased $0.1 million to $2.9 million in 1997 from $2.8 million in 1996.

Interest, in excess of amounts capitalized, increased $6.6 million to $15.4 million in 1997 from $8.8 million in 1996, due to higher debt balances from new centers, expansion openings and one center acquisition financed with borrowings.

Operating and maintenance expenses increased $4.4 million, or 16.5%, to $31.4 million in 1997 from $27.0 million in 1996. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses decreased 3.6% to $7.99 in 1997 from $8.29 in 1996 as a result of decreased maintenance and snow removal costs.

Depreciation and amortization expense increased $6.0 million to $25.0 million in 1997 from $19.0 million in 1996. The increase was due to costs related to increased GLA.

General and administrative expenses increased $0.5 million to $3.8 million in 1997 from $3.3 million in 1996. On a weighted average square foot basis, general and administrative expenses decreased 5.8% to $0.97 in 1997 from $1.03 in 1996. Increased personnel and overhead costs were more than offset by additions to operating GLA.

Other expenses increased $0.7 million to $2.6 million in 1997 from $1.9 million in 1996. The increase was primarily from legal expenses and additional reserves for bad debt due to higher revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1997 of $54.6 million is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997 and scheduled openings of approximately 760,000 square feet in 1998, subject to market demand. In addition, at December 31, 1997 the Operating Partnership had $145 million available under its Credit Facilities, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash and equivalents of $14.5 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

In the fourth quarter of 1997, the Operating Partnership raised its quarterly distribution to $0.69 per unit from $0.63 per unit, a 9.5% increase. Common distributions declared and recorded in 1997 were $47.3 million or $2.58 per unit. The Operating Partnership's 1997 distribution payout ratio as a percentage of net income before depreciation and amortization, loss on extraordinary item and minority interest was 82.4%. Distributions are limited by covenants of the Credit Facilities to 95% of net income before depreciation and amortization and minority interest.

The Operating Partnership currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities'are provided by five banks. The Operating Partnership has agreed to a term sheet with its agent bank for a new three year credit facility that generally includes more favorable terms than the Credit Facilities and is expected to close on or prior to March 30, 1998.

In June 1997, the Operating Partnership completed the sale to Simon of 1.4 million shares of the Company's common stock, for an aggregate price of $50 million, in conjunction with a strategic alliance. Proceeds from the sale were used to repay borrowings under the Credit Facilities.

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Credit Facilities.

In October 1997, the Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Credit Facilities, redeem $40 million of Remarketed Floating Rate Reset Notes and for general corporate purposes.

The Operating Partnership is in the process of planning development for 1998 and beyond. Approximately 760,000 square feet of the Operating Partnership's planned 1998 development is under construction. The Operating Partnership anticipates 1998 development and construction costs of $100 million to $120 million. Funding is currently expected from borrowings under the Credit Facilities, additional debt offerings, and/or equity offerings.

The Operating Partnership's planned development also includes Houston Premium Outlets (Houston, TX) which is expected to be the first project undertaken as part of the Operating Partnership's strategic alliance with Simon, announced in May 1997. Construction is scheduled to begin on the 430,000 square foot first phase during the third quarter of 1998, with completion scheduled for mid-year 1999. The Operating Partnership will be a co-managing general partner of a sole purpose joint venture and will have a 50% ownership interest in the project. The joint venture expects to finance this project with partners' equity contributions and debt secured by the project.

Planned development projects are in various stages of completion and there can be no assurance that any of these projects will be completed or opened or that there will not be delays in the opening or completion of any of these projects.

To achieve planned growth and favorable returns in both the short and long-term, the Operating Partnership's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the Operating Partnership to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings. It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of the Company's common stock including conversion of partnership units to common stock, plus the liquidation preference value of the Company's preferred stock plus total debt). Applying a December 31, 1997 closing price of $38.1875 per common share, plus a liquidation preference of $50.00 per preferred share, the Operating Partnership's ratio of debt to total market capitalization was approximately 27% at December 31, 1997.

Net cash provided by operating activities was $56.6 million and $53.5 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.3 million square feet in 1997 from 3.6 million square feet in 1996 and increases in accrued interest on the borrowings offset by additions to deferred lease costs. Net cash used in investing activities increased $99.7 million for the year ended December 31, 1997 compared to 1996, primarily as a result of the acquisition of Waikele Factory Outlets and increased construction activity. Net cash provided by financing activities increased $87.4 million primarily due to the sale of the Company's common stock to Simon and the sale of the Company's Preferred Stock.

Net cash provided by operating activities was $53.5 million and $36.8 million for the years ended December 31, 1996 and 1995, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 3.6 million square feet in 1996 from 2.9 million square feet in 1995 and increases in accrued interest on the borrowings. Net cash used in investing activities increased $17.2 million for the year ended December 31, 1996 compared to 1995, primarily as a result of increased construction activity. Net cash provided by financing activities increased $15.5 million primarily due to debt offerings offset by repayments of the Operating Partnership's lines of credit.

YEAR 2000 COMPLIANCE

The Operating Partnership has determined that is will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Operating Partnership's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there are no adverse effects on the Operating Partnership's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Operating Partnership is well under way with these efforts, which are scheduled to be completed by the end of 1998. While the Operating Partnership believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Operating Partnership's systems and operations rely will be converted on a timely basis and will not have a material effect on the Operating Partnership. The cost of the Year 2000 initiatives is not expected to be material to the Operating Partnership's results of operations or financial position.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Operating Partnership. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus depreciation and amortization (as defined by NAREIT), and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                 Year Ended December 31,
                                                 1997                 1996
                                            --------------       --------------

Common income before extraordinary item....      $34,121              $31,103

Add:
  Depreciation and amortization (1)........       24,883               18,747
  Amortization of deferred financing costs
     and depreciation of non-rental real
     estate assets.........................       (1,587)              (1,234)
                                             -------------       --------------
FFO........................................      $57,417              $48,616
                                             ==============      ==============

Average units outstanding..................       18,039               17,118
Distributions declared per unit............        $2.58               $2.355


NOTE:  (1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the years ended December 31, 1997 and 1996, respectively.

ECONOMIC CONDITIONS

Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are substantially all reimbursed by tenants.

Virtually all tenants have met their lease obligations and the Operating Partnership continues to attract and retain quality tenants. The Operating Partnership intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms, and by pursuing contracts with creditworthy upscale and national brand-name tenants.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Operating Partnership for the years ended December 31, 1997, 1996 and 1995 and the Reports of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information was required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 1998 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

         3.       Exhibits

         3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock.

         3.2      By-laws of the Company. Incorporated by reference to Exhibit
                  3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

         3.3 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

         3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997

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

         10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

         10.2 Consulting Agreement effective August 1, 1997, between the Operating Partnership and Robert Frommer.

         10.3 Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P.

         10.4 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and K M Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

         10.5 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P.

         23.1     Consent of Ernst & Young LLP.

(b)      Reports on Form 8-K.
         None

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

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)


(a)1.   FINANCIAL STATEMENTS
                                                                      FORM 10-K
                                                                    REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY PARTNERSHIP, L.P.

Report of Independent Auditors...........................................   F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996 ............   F-2
Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995.....................................   F-3
Consolidated Statements of Partners' Capital for the years ended
     December 31, 1997, 1996 and 1995....................................   F-4
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995....................................   F-5
Notes to Consolidated Financial Statements...............................   F-6

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

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
CHELSEA GCA REALTY PARTNERSHIP, L.P.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty Partnership, L.P. as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty Partnership, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty Partnership, L.P. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP
NEW YORK, NEW YORK
FEBRUARY 13, 1998


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                  1997                1996
                                                                                ---------        -----------
Assets
Rental properties:
     Land..................................................................     $112,470            $ 80,312
     Depreciable property..................................................      596,463             432,042
                                                                                -----------
                                                                                                    -----------
Total rental property......................................................      708,933             512,354
Accumulated depreciation...................................................      (80,244)            (58,054)
                                                                                -----------
                                                                                                    -----------
Rental properties, net.....................................................      628,689             454,300
Cash and equivalents.......................................................       14,538              13,886
Notes receivable-related parties...........................................        4,781               8,023
Deferred costs, net........................................................       17,276              10,321
Other assets...............................................................       22,745              15,682
                                                                                --------           -----------
TOTAL ASSETS...............................................................     $688,029             502,212
                                                                                ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank debt...................................................     $  5,035             $   -
     7.75% Unsecured Notes due 2001........................................       99,743              99,668
     Remarketed Floating Rate Reset Notes due 2001.........................       60,000             100,000
     7.25% Unsecured Notes due 2007........................................      124,681                -
     Construction payables.................................................       17,810              14,473
     Accounts payable and accrued expenses.................................       14,442              10,904
     Obligation under capital lease........................................        9,729               9,805
     Accrued distribution payable..........................................        3,276               3,038
     Other liabilities.....................................................        7,390               2,990
                                                                                -----------      -----------
TOTAL LIABILITIES..........................................................      342,106             240,878

Commitments and contingencies

Minority interest..........................................................         -                  5,698

Partners' capital:
General partner units outstanding, 15,353 in 1997 and 12,402 in 1996.......      297,670             185,340
Limited partners units outstanding, 3,432 in 1997 and 4,808 in 1996........       48,253              70,296
                                                                                -----------        -----------
Total partners' capital....................................................      345,923             255,636
                                                                                -----------        -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL....................................     $688,029            $502,212
                                                                                ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                            1997               1996              1995
                                                        -----------------  ----------------  -----------------
Revenues:
     Base rental...................................       $70,693            $56,390           $46,025
     Percentage rentals............................        10,838              7,402             5,336
     Expense reimbursements........................        28,981             24,758            19,704
     Other income..................................         2,905              2,806             1,450
                                                        ----------------- ----------------  -----------------
TOTAL REVENUES.....................................       113,417             91,356            72,515

EXPENSES:
     Interest.......................................       15,447              8,818             3,129
     Operating and maintenance......................       31,423             26,979            20,984
     Depreciation and amortization..................       24,995             18,965            12,823
     General and administrative.....................        3,815              3,342             2,967
     Other..........................................        2,582              1,892             1,911
                                                        -----------------  ---------------  -----------------
TOTAL EXPENSES......................................       78,262             59,996            41,814

Operating income....................................       35,155             31,360            30,701
Loss on sale of center..............................         -                  -               (1,051)
                                                        -----------------  ----------------  -----------------
Net income before minority interest and
     extraordinary item.............................       35,155             31,360            29,650
Minority interest...................................         (127)              (257)             (285)
                                                        -----------------   ----------------  -----------------
Net income before extraordinary item................       35,028             31,103            29,365

Extraordinary item-loss on early
     extinguishment of debt.........................        (252)              (902)              -
                                                        ----------------- -----------------  --------------
Net income..........................................      34,776             30,201             29,365
Preferred unit requirement                                  (907)              -                  -
                                                        -----------------  ----------------  -----------------
NET INCOME TO COMMON UNITHOLDERS....................     $33,869            $30,201            $29,365
                                                        =================  ================  =================
NET INCOME TO COMMON UNITHOLDERS:
     General partner................................     $27,449            $20,854            $19,572
     Limited partners...............................       6,420              9,347              9,793
                                                        -----------------  ----------------  -----------------
TOTAL...............................................     $33,869            $30,201            $29,365
                                                        =================  ================  =================

NET INCOME PER COMMON UNIT:
     General partner (including $0.01 and $0.05
     net loss per unit from extraordinary item in
     1997 and 1996, respectively)...................       $1.88              $1.77              $1.75
     Limited partners (including $0.01 and $0.05
     net loss per unit from extraordinary item in
     1997 and 1996, respectively)...................       $1.87              $1.76              $1.75

WEIGHTED AVERAGE UNITS OUTSTANDING:
     General partner................................      14,605             11,802             11,188
     Limited partners...............................       3,435              5,316              5,601
                                                        -----------------  ----------------  -----------------
TOTAL...............................................      18,040             17,118             16,789

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                     General          Limited            Total
                                                                    Partner's        Partners'         Partners'
                                                                     Capital          Capital           Capital
                                                                 ---------------  ---------------   ---------------
Balance December 31, 1994...................................       $171,051         $86,484           $257,535
Contributions...............................................          8,446           1,932             10,378
Net income..................................................         19,572           9,793             29,365
Distributions...............................................        (23,940)        (11,945)           (35,885)
Transfer of a limited partner's interest....................          1,629          (1,629)               -
Purchase of a limited partner's interest....................            -              (358)              (358)
                                                                  --------------  ---------------  ---------------

Balance December 31, 1995...................................        176,758          84,277            261,035
Contributions...............................................          3,216           1,556              4,772
Net income..................................................         20,854           9,347             30,201
Distributions...............................................        (28,122)        (12,250)           (40,372)
Transfer of a limited partners' interest....................         12,634         (12,634)               -
                                                                 ---------------  ---------------   ---------------

BALANCE DECEMBER 31, 1996...................................        185,340          70,296            255,636
Contributions...............................................        103,357             389            103,746
Net income..................................................         28,356           6,420             34,776
Common distributions........................................        (38,475)         (8,853)           (47,328)
Preferred distribution......................................           (907)            -                 (907)
Transfer of a limited partners' interest....................         19,999         (19,999)              -
                                                                 ---------------  ---------------   ---------------
Balance December 31, 1997...................................       $297,670         $48,253           $345,923
                                                                 ===============  ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Year ended December 31,
                                                              1997               1996              1995
                                                         -----------------  ----------------- -----------------
Cash flows from operating activities
Net income........................................          $34,776            $30,201           $29,365
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization................           24,995             18,965            12,823
     Minority interest in net income..............              127                257               285
     Loss on sale of center.......................               -                  -              1,051
     Loss on early extinguishment of debt.........              252                902               -
     Additions to deferred lease costs............           (6,629)            (2,537)           (1,245)
     Other operating activities...................              319                191               146
     Changes in assets and liabilities:
       Straight-line rent receivable..............           (1,523)            (1,595)           (1,357)
       Other assets...............................              287                597            (2,426)
       Accounts payable and accrued expenses......            3,990              6,529            (1,845)
                                                        -----------------  -----------------  -----------------
Net cash provided by operating activities.........           56,594             53,510            36,797

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties....................         (195,058)           (97,585)          (80,249)
Additions to deferred development costs...........           (2,237)            (1,477)           (2,068)
Advances to related parties.......................             -                   (67)             (189)
Payments from related parties.....................             -                   173               115
Proceeds from sale of center......................             -                    -                465
Other investing activities........................            (1,955)             (612)             (467)
                                                         ----------------- -----------------  ----------------
Net cash used in investing activities.............         (199,250)           (99,568)          (82,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of preferred units.........           48,406               -                  -
Net proceeds from sale of common units............           54,951              2,583             8,446
Distributions.....................................          (48,791)           (47,124)          (34,748)
Debt proceeds ....................................          261,710            292,592            68,000
Repayments of debt................................         (172,000)          (189,000)              -
Additions to deferred financing costs.............             (855)            (3,660)             (866)
Other financing activities........................             (113)               566              (358)
                                                         ----------------- -----------------   ----------------
Net cash provided by financing activities                   143,308             55,957            40,474

Net increase (decrease) in cash and equivalents....             652              9,899            (5,122)
Cash and equivalents, beginning of period..........          13,886              3,987             9,109
                                                         -----------------  ----------------- -----------------
Cash and equivalents, end of period................         $14,538            $13,886            $3,987
                                                         =================  ================= =================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1997, the Operating Partnership operated 20 manufacturers' outlet centers in 12 states. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

BASIS OF PRESENTATION

Through June 30, 1997, the Operating Partnership was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Operating Partnership. On June 30, 1997, the Operating Partnership acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Certain balances in the accompanying prior year financial statements have been reclassified to conform to the current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Operating Partnership uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for land improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. During 1996, the Operating Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Operating Partnership review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. Prior to the adoption of SFAS No. 121, real estate assets were stated at the lower of cost or net realizable value. No impairment losses have been recorded in any of the periods presented.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1997 and 1996 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.8 million, $0.3 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The allowance for doubtful accounts included in other assets totaled $0.8 million and $0.5 million at December 31, 1997 and 1996, respectively.

INCOME TAXES

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

NET INCOME PER PARTNERSHIP UNIT

Net income per partnership unit is determined by allocating net income to the general partner ( including the general partner's preferred unit allocation) and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

CONCENTRATION OF OPERATING PARTNERSHIP'S REVENUE AND CREDIT RISK

Approximately 34%, 38% and 40% of the Operating Partnership's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 38%, 44% and 45% of the Operating Partnership's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from the Operating Partnership's centers in California.

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

MINORITY INTEREST

Through June 30, 1997, the Operating Partnership was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Operating Partnership. On June 30, 1997, the Operating Partnership acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. The Operating Partnership does not believe that the implementation of FAS No. 131 will have an impact on its financial statements.


3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                     1997             1996
                                                --------------   -------------
Land and improvements.........................    $207,186         $153,096
Buildings and improvements....................     434,565          335,242
Construction-in-process.......................      60,615           18,888
Equipment and furniture.......................       6,567            5,128
                                                -------------   -------------
Total rental property.........................     708,933          512,354
Accumulated depreciation and amortization.....     (80,244)         (58,054)
                                                --------------   -------------
Total rental property, net....................    $628,689         $454,300
                                                ==============   =============

Interest costs capitalized as part of buildings and improvements were $4.8 million, $3.9 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  RENTAL PROPERTIES (CONTINUED)

Commitments for land, new construction, development, and acquisitions totaled approximately $51.5 million at December 31, 1997.

Depreciation expense (including amortization of the capital lease) amounted to $22.3 million, $16.9 million and $11.2 million for the years ended December 31, 1997, 1996 and 1995, respectively.

4.  WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Operating Partnership acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Operating Partnership consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Operating Partnership immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Operating Partnership paid a special cash distribution of $5.0 million on the special units. The cash used by the Operating Partnership in the transaction was obtained through borrowings under the Operating Partnership's Credit Facilities.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                                                  1997              1996
                                             --------------    ---------------
Total revenue..............................      $115,802          $99,589
Common income before extraordinary items...        34,718           32,725

Net income to common unitholders:
   General partner..........................       27,933           21,973
   Limited partners.........................        6,533            9,850
                                             --------------    ---------------
Total.......................................       34,466           31,823

Net income per unit:
   General partner (including $0.01 and $0.05
     net loss per unit from extraordinary item
     in 1997 and 1996, respectively)..........      $1.91             $1.86

   Limited partners (including $0.01
     and $0.05 net loss per unit
     from extraordinary item in 1997 and 1996,
     respectively)..............................     $1.89            $1.85

5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                          1997          1996
                                                      ----------    -----------

Lease costs...........................................  $14,712       $8,095
Financing costs.......................................    9,184        8,329
Development costs.....................................    4,348        2,111
Other.................................................      991          491
                                                      ----------    -----------
Total deferred costs..................................   28,235       19,026
Accumulated amortization..............................  (11,959)      (8,705)
                                                      -----------   ----------
Total deferred costs, net............................   $17,276      $10,321
                                                      ==========    ===========

6.  DEBT

The Operating Partnership currently has in place two unsecured bank revolving lines of credit with an aggregate maximum borrowing amount of $150 million (each, a "Credit Facility" and collectively, the "Credit Facilities"). Each Credit Facility expires on March 30, 1998 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.15% (7.09% at December 31, 1997) or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Credit Facilities is payable quarterly at a rate of 0.25% per annum. The Credit Facilities' are provided by five banks.

In January 1996, the Operating Partnership completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Operating Partnership's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate will reset quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.39% at December 31, 1997). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Operating Partnership redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

Also, in October 1997, the Operating Partnership completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest paid, excluding amounts capitalized, was $14.1 million, $4.8 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  PREFERRED STOCK

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October
15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Credit Facilities.

8.  LEASE AGREEMENTS

The Operating Partnership is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1998 to 2012. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1997, exclusive of renewal option periods, were as follows (in thousands):

       1998............  $75,356
       1999............   69,296
       2000............   58,241
       2001............   45,797
       2002............   32,405
       Thereafter......  120,188
                       -------------
                        $401,283
                       =============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1997, 1996 or 1995. The Operating Partnership has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1997 were as follows (in thousands):

                1998...........      $1,188
                1999...........       1,208
                2000...........       1,203
                2001...........         786
                2002...........         755
                Thereafter.....       8,787
                                  -------------
                                    $13,927
                                  =============

Rental expense amounted to $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                   1997               1996
                                               -----------         ------------

Building...................................     $8,621                $8,621
Less accumulated amortization..............     (3,592)               (3,247)
                                              -------------        ------------
Leased property, net.......................     $5,029                $5,374
                                              =============        ============

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1997 are as follows (in thousands):

                  1998...............................         $1,085
                  1999...............................          1,117
                  2000...............................          1,151
                  2001...............................          1,185
                  2002...............................          1,221
                  Thereafter.........................         13,732
                                                          ----------------
                  Total minimum lease payments.......         19,491
                  Amount representing interest.......         (9,762)
                                                          ----------------
                  Present value of net minimum capital
                  lease payments......................        $9,729
                                                          ================

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

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

On June 30, 1997 the Operating Partnership forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The Operating Partnership also collected $0.8 million in accrued interest on the note.

The Operating Partnership had space leased to related parties of approximately 61,000, 61,000 and 56,000 square feet during the years ended December 31, 1997, 1996 and 1995, respectively. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.5 million, $1.3 million and $1.5 million during the years ended December 31, 1997, 1996 and 1995, respectively.

The Operating Partnership has a consulting agreement with one of the Company's directors through December 31, 1999. The agreement calls for monthly payments of $10,000.

Certain unitholders guarantee Operating Partnership obligations under leases for one of the properties. The Operating Partnership has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

11.  EXTRAORDINARY ITEM

Deferred financing costs of $0.3 million and $0.9 million were expensed in 1997 and 1996, respectively, and are reflected in the accompanying financial statements as an extraordinary item.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1997 and 1996.


                                                  March 31          June 30       September 30     December 31
                                               ---------------   --------------   ---------------  ---------------
1997
Base rental revenue..........................     $15,563           $17,286          $18,096          $19,748
Total revenues...............................      22,649            26,637           28,822           35,309
Common income before extraordinary item......       6,437             6,985            9,380           11,319
Net income to common unitholders.............       6,437             6,985            9,380           11,067
Income before extraordinary item per
   weighted average partnership unit.........       $0.37             $0.40            $0.50            $0.60
Net income per weighted average
   partnership unit..........................       $0.37             $0.40            $0.50            $0.59

1996
Base rental revenue..........................     $12,677           $13,746          $14,737          $15,230
Total revenues...............................      19,055            20,929           23,323           28,049
Common income before extraordinary item......       7,071             8,040            8,085            7,907
Net income to common unitholders.............       6,169             8,040            8,085            7,907
Income before extraordinary item per
   weighted average partnership unit.........       $0.41             $0.47            $0.47            $0.45
Net income per weighted average
   partnership unit..........................       $0.36             $0.47            $0.47            $0.45


13.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1997 and 1996, the Operating Partnership declared distributions per unit of $0.69 and $0.63, respectively. The limited partners' distributions were paid in January of each subsequent year. In December 1995, the Operating Partnership declared distributions per share or unit of $0.575, that were paid in January of the subsequent year.

In June 1997, the Operating Partnership forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities include $3.9 million related to a deferred unit incentive program with certain key officers to be paid in 2002.

During 1997, 1996 and 1995, the Operating Partnership issued units with an aggregate fair market value of $0.5 million, $1.6 million and $1.9 million, respectively, to acquire properties.

During 1997, 1996 and 1995, respectively, 1.4 million, 0.8 million and 0.1 million Operating Partnership units were converted to common shares.

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to a unitholder in exchange for a $4.0 million note collateralized by units in the Operating Partnership and an $0.8 million unsecured note.

                                                CHELSEA GCA REALTYPARTNERSHIP, L.P.
                                 SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                FOR THE YEAR ENDED DECEMBER 31, 1997







                                          Cost                              Gross
                                       Capitalized      Step-Up             Amount
                       Initial         (Disposed of)    Related             Carried                                          Life
                       Cost             Subsequent      to Acquisition      at Close                                         Used
                       to              to Acquisition   of Partnership      of Period                                        to
                       Company        (Improvements)    Interest (1)        December 31, 1997                              Compute
                    ---------------- ----------------- ----------------  ----------------------                       Depreciation
Description               Buildings,      Buildings,        Buildings,         Buildings,                                     in
Outlet                    Fixtures        Fixtures          Fixtures           Fixtures                       Date          Latest
Center     Encum-          and            and               and                and               Accumulated  of            Income
Name       brances  Land  Equipment  Land  Equipment   Land  Equipment   Land  Equipment  Total  Depreciation Construction Statement
-----------------------------------------------------------------------------------------------------------------------------------
American Tin  $9,729  $ -  $8,621    $ -    $6,451     $ -    $ -        $ -   $15,072    $15,072   $6,074     '87              25
Cannery, CA
Lawrence        -       -  14,300       15     2,830       -    -           15  17,130     17,145    4,418     '90              40
Riverfront, KS
Liberty         -     345     405    1,206    17,543   11,015   2,195   12,566  20,143     32,709    2,952     '81,'97          30
Village, NJ
Folsom, CA      -   4,169  10,465    1,868    17,348      -       -      6,037  27,813     33,850    4,857     '90,'92,         40
                                                                                                               '93,'96, '97
Aurora, OH      -     637   6,884      879    16,973      -       -      1,516  23,857     25,373    3,632     '90,'93,         40
                                                                                                               '94,'95
Woodbury        -   4,448  16,073    5,042    85,943      -       -      9,490 102,016    111,506   18,152     '85,'93,         30
Common, NY                                                                                                     '95
Petaluma        -   3,735     -      2,934    29,261      -       -      6,669  29,261     35,930    3,599     '93,'95,         40
Village, CA                                                                                                    '96
Desert Hills,   -     975     -      2,417    58,655      830   4,936    4,222  63,591     67,813   12,163     '90,'94,         40
CA                                                                                                             '95,'97
Columbia        -     934     -        428    11,357      497   2,647    1,859  14,004     15,863    3,069     '91,'94          40
Gorge, OR
Mammoth         -   1,180    530       -       2,221      994   1,430    2,174   4,181      6,355    1,252     '78              40
Lakes, CA
St. Helena, CA  -   1,029  1,522       (25)      513       38      78    1,042   2,113      3,155      381     '83              40
Patriot         -     789  1,854       976     4,053       -       -     1,765   5,907      7,672    1,447     '86,'93,         40
Plaza, VA                                                                                                      '95
Santa Fe, NM    -      74    -       1,317    11,392      491   1,772    1,882  13,164     15,046    1,652     '93              40
Corporate       -      -      60       -       3,925       -       -       -     3,985      3,985    1,295      -                5
Offices, NJ, CA
Napa, CA        -   3,456  2,113     7,908    18,345       -       -    11,364  20,458     31,822    2,593     '62,'93,         40
                                                                                                               '95
Solvang, CA     -     -      -       2,380     9,632       -       -     2,380   9,632     12,012    1,226     '94              40
Camarillo, CA   -   4,000    -       4,915    40,976       -       -     8,915  40,976     49,891    3,122     '94,'95,         40
                                                                                                               '96,'97
Clinton, CT     -   4,124 43,656       -           4       -       -     4,124  43,660     47,784    3,472     '95,'96          40
North           -   2,960 34,726        66     7,784       -       -     3,026  42,510     45,536    3,222     '95,'96,         40
Georgia, GA                                                                                                    '97
Wrentham, MA    -     157  2,817     2,909    39,327       -       -     3,066  42,144     45,210      338     '95,'96,         40
                                                                                                               '97
Waikele, HI     -  22,800 54,357      -          -         -       -    22,800  54,357     77,157    1,328       -               -
Leesburg, VA    -   6,296    -        -          -         -       -     6,296    -         6,296      -       '96,'97           -
Houston, TX     -     500    466      -          -         -       -       500     466        966      -          -              -
Orlando, FL     -     100     23      -          -         -       -       100      23        123      -          -              -
Wall            -     662     -       -          -         -       -       662      -         662      -       '96,'97           -
Township, NJ
             ----------------------------------------------------------------------------------------------------------------------
             $9,729 $63,370 $198,872 $35,235  $384,533  $13,865  $13,058  $112,470 $596,463 $708,933  $80,244
              =====================================================================================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $709 million at December 31, 1997.

(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
    The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)

THE CHANGES IN TOTAL REAL ESTATE:

                                                                   YEAR ENDED DECEMBER 31,
                                                      1997                 1996                1995
                                                  ---------------      ----------------     ----------------
Balance, beginning of period............          $512,354             $415,983             $332,834
Additions...............................           196,941               96,621               89,871
Dispositions and other..................              (362)                (250)              (6,722)
                                                ---------------      ----------------     ----------------
Balance, end of period..................          $708,933             $512,354             $415,983
                                                ===============      ================     ================

THE CHANGES IN ACCUMULATED DEPRECIATION:

                                                                   YEAR ENDED DECEMBER 31,
                                                     1997                 1996                 1995
                                                  ---------------      ----------------     ----------------
Balance, beginning of period                        $58,054             $41,373              $30,439
Additions...............................             22,314              16,931               11,277
Dispositions and other..................               (124)               (250)                (343)
                                                  --------------      ----------------     ----------------
Balance, end of period..................            $80,244             $58,054              $41,373
                                                  ===============      ================    ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th of March 1998.


                                 CHELSEA GCA REALTY PARTNERSHIP, L.P.


                                 By: /S/ DAVID C. BLOOM
                                     David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 SIGNATURE                       Title                              Date

/s/ DAVID C. BLOOM           Chairman of the                    MARCH 12, 1998
-------------------          Board and Chief
  David C. Bloom             Executive Officer

/s/ BARRY M. GINSBURG        Vice Chairman                      MARCH 12, 1998
--------------------
  Barry M. Ginsburg

/s/ WILLIAM D. BLOOM         Executive Vice                     MARCH 12, 1998
--------------------         President-Strategic
 William D. Bloom            Relationships

/s/ LESLIE T. CHAO           President                          MARCH 12, 1998
--------------------         and Chief
 Leslie T. Chao              Financial Officer

/s/ MICHAEL J. CLARKE        Senior Vice                        MARCH 12, 1998
----------------------       President-
 Michael J. Clarke           Finance

/s/ BRENDAN T. BYRNE         Director                           MARCH 12, 1998
-----------------------
 Brendan T. Byrne

/s/ ROBERT FROMMER           Director                           MARCH 12, 1998
------------------------
 Robert Frommer

/s/ PHILIP D. KALTENBACHER   Director                           MARCH 12, 1998
---------------------------
 Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ      Director                           MARCH 12, 1998
---------------------------
 Reuben S. Leibowitz

                             Exhibit Index

 Exhibits                     Description                              Page No.
---------                    ------------                             --------

 3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock.

3.2      By-laws of the Company. Incorporated by reference to Exhibit
         3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870)
        (S-11).

3.3     Agreement of Limited Partnership for the Operating
        Partnership.  Incorporated by reference to  Exhibit
        3.3 to S-11.

3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997

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

10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2 Consulting Agreement effective August 1, 1997, between the Company and Robert Frommer.

10.3    Limited Liability Company Agreement of
        Simon/Chelsea Development Co., L.L.C. dated May 16,
        1997 between Simon DeBartolo Group, L.P. and Chelsea
        GCA Realty Partnership, L.P.

10.4 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and K M Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

10.5 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo
        Group, L.P.

23.1    Consent of Ernst & Young LLP.