Form 10-Q
period 1998-03-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1998-05-13
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


_______________________________________________________________________________

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                     INDEX


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)                             Page

        Condensed Consolidated Balance Sheets as of March
          31, 1998 and December 31, 1997..........................     3

        Condensed Consolidated Statements of Income for the
          three months ended March 31, 1998 and 1997..............     4

        Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 1998 and 1997..........     5

        Notes to Condensed Consolidated Financial Statements......     6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................     9

Signatures........................................................    13

ITEM 1.  FINANCIAL STATEMENTS

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                        MARCH 31,           DECEMBER 31,
                                                          1998                  1997
                                                       (UNAUDITED)
                                                       -----------          ------------

Assets
Rental properties:
   Land .........................................       $ 112,727             $ 112,470
   Depreciable property .........................         620,696               596,463
                                                        ---------             ---------
Total rental property ...........................         733,423               708,933
Accumulated depreciation ........................         (86,584)              (80,244)
                                                        ---------             ---------
Rental properties, net ..........................         646,839               628,689
Cash and equivalents ............................           9,225                14,538
Notes receivable-related parties ................           4,781                 4,781
Deferred costs, net .............................          16,655                17,276
Other assets ....................................          18,037                22,745
                                                        ---------             ---------
TOTAL ASSETS ....................................       $ 695,537             $ 688,029
                                                        =========             =========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
    Unsecured bank debt .........................       $  13,035             $   5,035
    7.75% Unsecured Notes due 2001 ..............          99,763                99,743
    Remarketed Floating Rate Reset Notes
     due 2001 ...................................          60,000                60,000
    7.25% Unsecured Notes due 2007 ..............         124,689               124,681
    Construction payables .......................          12,497                17,810
    Accounts payable and accrued
     expenses ...................................          14,013                14,442
    Obligation under capital lease ..............           9,700                 9,729
    Accrued distribution payable ................          13,869                 3,276
    Other liabilities ...........................          8,088                 7,390
                                                           -----                 -----
TOTAL LIABILITIES ...............................         355,654               342,106

Commitments and contingencies

Partners' capital:
    General partner units outstanding, 15,354
     in 1998 and 15,353 in 1997 .................         292,763               297,670
    Limited partners units outstanding, 3,431
     in 1998 and 3,432 in 1997 ..................          47,120                48,253
                                                           ------                ------
Total partners' capital .........................         339,883               345,923
                                                          -------               -------
TOTAL LIABILITIES AND PARTNERS' CAPITAL .........       $ 695,537             $ 688,029
                                                        =========             =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                       CONDENSED CONSOLIDATED STATEMENTS
          OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                       1998           1997
                                                       ----           ----


REVENUES:
  Base rental ...................................   $ 19,266    $ 15,563
  Percentage rental .............................      1,786       1,298
  Expense reimbursements ........................      6,800       5,364
  Other income ..................................        654         424
                                                         ---         ---
TOTAL REVENUES ..................................     28,506      22,649
                                                      ------      ------

EXPENSES:
  Interest ......................................      4,125       3,157
  Operating and maintenance .....................      7,590       5,890
  Depreciation and amortization .................      7,278       5,778
  General and administrative ....................        886         707
  Other .........................................        628         630
                                                         ---         ---
TOTAL EXPENSES ..................................     20,507      16,162
                                                      ------      ------

Net income before minority interest .............      7,999       6,487

MINORITY INTEREST ...............................       --           (50)
                                                      ------      ------

NET INCOME ......................................   $  7,999    $  6,437
Preferred Unit Requirement ......................     (1,047)       --
                                                      ------      ------
NET INCOME TO COMMON UNITHOLDERS ................   $  6,952    $  6,437
                                                    ========    ========

NET INCOME TO COMMON UNITHOLDERS:
  General partner ...............................   $  5,682    $  5,140
  Limited partners ..............................      1,270       1,297
TOTAL ...........................................   $  6,952    $  6,437

NET INCOME PER COMMON UNIT:
 General partner ................................   $   0.37    $   0.37
 Limited partners ...............................   $   0.37    $   0.37

WEIGHTED AVERAGE UNITS OUTSTANDING:
 General partner ................................     15,353      13,749
 Limited partners ...............................      3,431       3,469
                                                       -----       -----
Total ...........................................     18,784      17,218


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                            1998        1997
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................   $  7,999    $  6,437
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization .....................      7,278       5,778
   Minority interest in net income ...................       --            50
   Additions to deferred lease costs .................       (978)       (314)
   Other operating activities ........................         97          20
   Changes in assets and liabilities:
     Straight line rent receivable ...................       (329)       (322)
     Other assets ....................................      5,762       3,902
     Accounts payable and accrued expenses ...........       (200)     (2,195)
                                                             ----      ------
Net cash provided by operating activities ............     19,629      13,356
                                                           ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties .......................    (27,238)    (99,392)
Additions to deferred development costs ..............       (890)       (146)
Other investing activities ...........................       (285)       --
                                                          --------    --------
Net cash used in investing activities ................    (28,413)    (99,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common units ...............         25         327
Distributions ........................................     (3,414)     (3,039)
Debt proceeds ........................................     12,000      85,035
Repayments of debt ...................................     (4,000)       --
Additions to deferred financing costs ................     (1,083)       (225)
Other financing activities ...........................        (57)       --
                                                              ---
Net cash provided by financing activities ............      3,471      82,098
                                                            -----      ------

Net decrease in cash and equivalents .................     (5,313)     (4,084)
Cash and equivalents, beginning of period ............     14,538      13,886
                                                           ------      ------
Cash and equivalents, end of period ..................   $  9,225    $  9,802
                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1997, 1.4 million Operating Partnership units with a book value of approximately $20.0 million were converted to common shares. On March 31, 1997, the Operating Partnership issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of March 31, 1998, the Operating Partnership operated 20 centers in 12 states (the "Properties") containing approximately 4.4 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of March 31, 1998 was as follows:

          General Partner     81.7%     15,354,000     units
          Limited Partners    18.3%      3,431,000     units
                              ----       ---------
                    TOTAL    100.0%     18,785,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS No. 131 does not have an impact on the Operating Partnership's financial statements.

2. WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the Operating Partnership acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the Operating Partnership consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the Operating Partnership immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the Operating Partnership paid a special cash distribution of $5.0 million on the special units. The cash used by the Operating Partnership in the transaction was obtained through borrowings under the Operating Partnership's Credit Facilities. Waikele was not included in the Operating Partnership's operating results for the first quarter of 1997.

3. DEBT

On March 30, 1998, the Operating Partnership replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at March 31, 1998) or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

Also on March 30, 1998, the Operating Partnership entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In January 1996, the Operating Partnership completed a $100 million public offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Operating Partnership's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate resets quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.11% at March 31, 1998). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Operating Partnership redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

In October 1997, the Operating Partnership completed a $125 million public offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. Net proceeds from the offering were used to repay substantially all borrowings under the Operating Partnership's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes. The carrying amount of the 7.25% Notes approximates their fair value.

Interest and loan costs of approximately $1.6 million and $0.8 million were capitalized as development costs during the three months ended March 31, 1998 and 1997, respectively.

4. PREFERRED STOCK

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

5. DISTRIBUTIONS

On March 12, 1998, the Board of Directors of the Company declared a $0.69 per unit cash distribution to unitholders of record on March 31, 1998. The distribution, totaling $13.0 million, was paid on April 20, 1998.

6. INCOME TAXES

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

7. NET INCOME PER PARTNERSHP UNIT

Net income per partnership unit is determined by allocating net income to the general partner (including the general partner's preferred unit allocation) and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

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

9. RELATED PARTY INFORMATION

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to the Company's former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bears interest at a rate of LIBOR plus 250 basis points per annum, payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

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

GENERAL OVERVIEW

The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 20 manufacturers' outlet centers at March 31, 1998 compared to 19 at the end of the same quarter in the prior year. The Operating Partnership's operating gross leasable area
(GLA) at March 31, 1998, increased 15.8% to 4.4 million square feet from 3.8 million square feet at March 31, 1997. GLA added since April 1, 1997 is detailed as follows:



                                             12 MOS ENDED        3 MOS ENDED        9 MOS ENDED
                                              MARCH 31,           MARCH 31,          DECEMBER 31,
                                                1998               1998               1997
                                             ------------        ----------         -------------

GLA ADDED (IN 000'S):
NEW CENTERS OPENED:
 Wrentham Village .......................        227                --                  227
                                                 ---                ---                 ---
TOTAL NEW  CENTERS ......................        227                --                  227

CENTERS EXPANDED:
 Woodbury Common ........................        122                122                 --
 Desert Hills ...........................         31                  6                 25
 North Georgia ..........................        111                --                  111
 Camarillo Premium Outlets ..............         85                --                   85
 Folsom Premium Outlets .................         16                --                   16
 Liberty Village ........................         14                --                   14
 Other (net) ............................         (2)                (1)                 (1)
                                                  --                 --                  --
TOTAL CENTERS EXPANDED ..................        377                127                 250

Net GLA added during the period .........        604                127                477

GLA at end of period ....................      4,435              4,435              4,308

---------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

Net income before minority interest increased $1.5 million to $8.0 million for the three months ended March 31, 1998 from $6.5 million for the three months ended March 31, 1997. Increases in revenues, primarily the result of the Operating Partnership's expansions, a new center and a center acquired, were offset by higher interest on borrowings and depreciation and amortization.

Base rentals increased $3.7 million, or 23.8%, to $19.3 million for the three months ended March 31, 1998 from $15.6 million for the three months ended March 31, 1997 due to expansions, a new center opened, one acquired center and higher average rents.

Percentage rents increased $0.5 million to $1.8 million for the three months ended March 31, 1998, from $1.3 million for the three months ended March 31, 1997. The increase was primarily due to one new center, a center acquired and expansions of existing centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 26.8%, to $6.8 million for the three months ended March 31, 1998 from $5.4 million for the three months ended March 31, 1997, due to the recovery of operating and maintenance costs at new and expanded centers. The average recovery of reimbursable expenses was 89.6% in the first quarter of 1998, compared to 91.1% in the first quarter of 1997.

Interest in excess of amounts capitalized increased $1.0 million to $4.1 million for the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997 due to higher debt balances related to the unsecured public debt offering in October 1997, offset by increased construction in progress.

Operating and maintenance expenses increased $1.7 million, or 28.9%, to $7.6 million for the three months ended March 31, 1998 from $5.9 million for the three months ended March 31, 1997. The increase was primarily due to costs related to expansions, a new center and a center acquired.

Depreciation and amortization expense increased $1.5 million, or 26.0%, to $7.3 million for the three months ended March 31, 1998 from $5.8 million for the three months ended March 31, 1997. The increase was primarily related to expansions and new centers.

General and administrative expenses increased $0.2 million to $0.9 million for the three months ended March 31, 1998 from $0.7 million for the three months ended March 31, 1997. The increase in personnel and overhead costs was offset by additions to operating GLA.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1998 is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997, including the opening of Wrentham Village Premium Outlets in October 1997, and expansions and one scheduled new center opening in 1998, subject to market demand. In addition, at March 31, 1998 the Operating Partnership had $152.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $9.2 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the three months ended March 31, 1998 were $13.0 million, or $0.69 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 93.7% during the three months ended March 31, 1998. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the Operating Partnership replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at March 31, 1998) or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

The Operating Partnership is in the process of planning development for 1998 and beyond, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, Virginia), a new center serving the greater Washington, D.C. market; the 145,000 square foot balance of a 270,000 square foot expansion at Woodbury Common Premium Outlets (Central Valley, New York); and expansions of 125,000 square feet at Wrentham Village Premium Outlets, 45,000 square feet at Camarillo Premium Outlets (Camarillo, California), 30,000 square feet at North Georgia Premium Outlets (Dawsonville, Georgia) and 35,000 square feet at four other properties. These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Operating Partnership anticipates development and construction costs of $120 million to $145 million annually.

The Operating Partnership is expected to begin construction in mid-1998 on the 430,000 square foot first phase of Houston Premium Outlets (Houston, Texas), with completion scheduled for the second half of 1999. Additionally, the Operating Partnership announced the development of Orlando Premium Outlets, a new 440,000 square foot center to be located on Interstate 4 in Orlando, Florida (midway between Walt Disney World/EPCOT and Sea World), preliminarily scheduled to open in early 2000. The Houston and Orlando centers are expected to be the first two joint venture projects to be part of the Operating Partnership's strategic alliance with Simon DeBartolo Group, Inc.

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of the Company's common stock including conversion of Partnership units to common stock, plus the liquidation preference value of the Company's preferred stock plus total debt). Applying a March 31, 1998 closing price of $37.00 per common share plus a liquidation preference of $50.00 per preferred share, the Operating Partnership's ratio of debt to total market capitalization was approximately 29%.

Net cash provided by operating activities was $19.6 million and $13.4 million for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.4 million square feet in 1998 from 3.8 million square feet in 1997, increased collections on accounts receivable and increases in accrued interest on debt borrowings. Net cash used in investing activities decreased $71.1 million for the three months ended March 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. At March 31, 1998, net cash provided by financing activities decreased $78.6 million primarily due to borrowings for the Waikele Factory Outlets acquisition in the first quarter 1997.

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

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Operating Partnership. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common unitholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated Partnerships and joint ventures. Adjustments for unconsolidated Partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.




                                             THREE MONTHS ENDED MARCH 31,
                                                  1998         1997
                                             -----------    ------------
Net income to common unitholders..........    $6,952          $ 6,437
Add back:
Depreciation and amortization (1).........     7,278            5,720
Amortization of deferred financing costs
  and depreciation of non-real estate
  assets.................................       (400)           (335)
                                                ----            ----
FFO......................................    $13,830          $11,822
                                             =======          =======

---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a Partnership for 1997.

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

Date:  May 12, 1998