Form 10-Q
period 1998-06-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1998-08-10
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ______.

There are no outstanding shares of Common Stock or voting securities.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)                     Page

        Condensed Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997...............      3

        Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 1998 and 1997.......      4

        Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 1998 and 1997.........      5

        Notes to Condensed Consolidated Financial Statements......      6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................      9

Signatures........................................................     14

ITEM 1.  FINANCIAL STATEMENTS


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               JUNE 30,         DECEMBER 31
                                                                1998                1997
                                                           ---------------     -------------
                                                            (Unaudited)
ASSETS
Rental properties:
   Land...........................................            $110,076            $112,470
   Depreciable property...........................             644,362             596,463
                                                          ----------------      ----------------
Total rental property.............................             754,438             708,933
Accumulated depreciation..........................             (91,952)            (80,244)
                                                          ----------------      ----------------
Rental properties, net............................             662,486             628,689
Cash and equivalents..............................               8,260              14,538
Notes receivable-related parties..................               4,781               4,781
Deferred costs, net...............................              16,921              17,276
Property held for sale............................               5,650                 -
Other assets......................................              17,960              22,745
                                                          ----------------      ----------------
TOTAL ASSETS......................................           $ 716,058           $ 688,029
                                                          ================      ================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Unsecured bank debt............................            $ 39,035           $   5,035
   7.75% Unsecured Notes due 2001.................              99,776              99,743
   Remarketed Floating Rate Reset Notes due 2001..              60,000              60,000
   7.25% Unsecured Notes due 2007.................             124,695             124,681
   Construction payables..........................              14,086              17,810
   Accounts payable and accrued expenses..........              14,642              14,442
   Obligation under capital lease.................               9,671               9,729
   Accrued distribution payable...................              13,911              3,276
   Other liabilities..............................               8,603               7,390
                                                          ----------------      ----------------
TOTAL LIABILITIES.................................             384,419             342,106

Commitments and contingencies

Partners' capital:
General partner units outstanding, 15,416 in 1998
   and 15,353 in 1997                                          286,416             297,670
Limited partners units outstanding, 3,431 in
   1998 and 3,432 in 1997                                       45,223              48,253
                                                         -----------------      ----------------
TOTAL PARTNERS' CAPITAL..........................              331,639             345,923
                                                         ----------------       ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL..........            $ 716,058           $ 688,029
                                                         ================       ================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                 THREE MONTHS                   SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                             1998          1997              1998          1997
                                                         ------------  ------------       ------------  ------------
Revenues:
  Base rent................................               $20,815       $17,286             $40,081       $32,849
  Percentage rent..........................                 1,951         1,784               3,737         3,082
  Expense reimbursements...................                 8,529         7,062              15,329        12,426
  Other income.............................                   773           505               1,427           929
                                                         ------------  ------------        ------------  ------------
TOTAL REVENUES.............................                32,068        26,637              60,574        49,286
                                                         ------------  ------------        ------------  ------------
EXPENSES:
  Interest.................................                 4,708         4,401               8,833         7,558
  Operating and maintenance................                 9,412         7,637              17,002        13,527
  Depreciation and amortization............                 7,755         6,190              15,033        11,968
  General and administrative...............                 1,003           763               1,889         1,470
  Loss on write-down of asset..............                 4,894            -                4,894           -
  Other....................................                   667           584               1,295         1,214
                                                        ------------   ------------       ------------  ------------
TOTAL EXPENSES.............................                28,439        19,575              48,946        35,737
                                                        ------------   ------------       ------------  ------------
Net income before minority interest........                 3,629         7,062              11,628        13,549
Minority interest..........................                   -             (77)               -             (127)
                                                        ------------   ------------       ------------  ------------
Net income.................................                 3,629         6,985              11,628        13,422
Preferred unit requirement.................                (1,047)          -                (2,094)          -
                                                        ------------   ------------       ------------  ------------
NET INCOME TO COMMON UNITHOLDERS...........                $2,582        $6,985              $9,534       $13,422
                                                        ============    ============      ============  ============
NET INCOME TO COMMON UNITHOLDERS:
  General partner..........................                $2,112        $5,613              $7,794       $10,753
    Limited partners.........................                 470         1,372               1,740         2,669
                                                        ------------   -------------      ------------  ------------
TOTAL......................................                $2,582        $6,985              $9,534       $13,422
                                                        ============   =============      ============  ============
NET INCOME PER COMMON UNIT:
   General partner.........................                 $0.14         $0.40              $ 0.51       $  0.77
   Limited partners........................                 $0.14         $0.40               $0.51         $0.77

WEIGHTED AVERAGE UNITS OUTSTANDING:
   General partner.........................                15,403        14,055              15,379        13,902
   Limited partners........................                 3,431         3,436               3,431         3,452
                                                       ------------  ------------         ------------  ------------
TOTAL......................................                18,834        17,491              18,810        17,354


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           1998                  1997
                                                                       ---------------       ---------------
Cash flows from operating activities
Net income..........................................                     $11,628               $13,422
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization...................                      15,033                11,968
    Minority interest in net income.................                         -                     127
    Write-down of asset.............................                       4,894                    -
    Additions to deferred lease costs...............                        (840)                 (744)
    Other operating activities......................                         202                    37
    Changes in assets and liabilities:
    Straight line rent receivable...................                        (717)                 (757)
    Other assets....................................                       6,816                 6,052
    Accounts payable and accrued expenses...........                         448                (1,340)
                                                                       ---------------     ---------------
Net cash provided by operating activities...........                      37,464                28,765
                                                                       ---------------     ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to and acquisitions of rental properties..                     (58,839)             (127,314)
Additions to deferred development costs.............                      (2,076)                 (602)
Other investing activities..........................                        (407)                   -
                                                                       ---------------     ---------------
Net cash used in investing activities...............                     (61,322)             (127,916)
                                                                       ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common units..............                       2,204                51,586
Distributions.......................................                     (17,424)              (14,686)
Debt proceeds.......................................                      38,000               105,035
Repayments of debt..................................                      (4,000)              (50,000)
Additions to deferred financing costs...............                      (1,143)                 (293)
Other financing activities..........................                         (57)                   -
                                                                       ---------------      ---------------
Net cash provided by financing activities...........                      17,580                91,642
                                                                       ---------------      ---------------
Net decrease in cash and equivalents................                      (6,278)               (7,509)
Cash and equivalents, beginning of period...........                      14,538                13,886
                                                                       ---------------      ---------------
Cash and equivalents, end of period.................                      $8,260                $6,377
                                                                       ===============       ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 1998, the Operating Partnership wrote down rental property with a book value of $10.5 million to its estimated fair value less selling costs of $5.6 million, resulting in a $4.9 million loss. During 1997, 1.4 million Operating Partnership units with a book value of approximately $20.0 million were converted to common shares. On March 31, 1997, the Operating Partnership issued units having a market value of $0.5 million as partial consideration to acquire Waikele Factory Outlets. In June 1997 the Operating Partnership forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of June 30, 1998, the Operating Partnership operated 19 centers in 12 states (the "Properties") containing approximately 4.6 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Portland (Oregon), Kansas City and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of June 30, 1998 was as follows:

  General Partner              81.8%                      15,416,000   units
  Limited Partners             18.2%                       3,431,000   units
                            ----------------      -------------------
                  TOTAL       100.0%                      18,847,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. FAS No. 131 does not have an impact on the Operating Partnership's financial position or results of operations.

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

3. PROPERTY HELD FOR SALE

During the second quarter of 1998, the Operating Partnership signed a contingent agreement to sell Solvang Designer Outlets in Solvang, California for $6.0 million less estimated closing costs of $0.4 million. The sale is expected to close during the third quarter of 1998. Solvang had a book value of $10.5 million, resulting in a $4.9 million write-down of the asset in the second quarter. For the six months ended June 30, 1998, Solvang accounted for less than 1% of the Operating Partnership's revenues and net operating income.

4. DEBT

On March 30, 1998, the Operating Partnership replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at June 30, 1998) or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three-year basis.

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

In October 1996, the Operating Partnership completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which are guaranteed by the Company. The interest rate resets quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points (6.17% at June 30, 1998). The spread and the spread period for subsequent periods will be adjusted in whole or part at the end of each year, pursuant to an agreement with the underwriters. Unless previously redeemed, the Reset Notes will have a final maturity of October 23, 2001. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the Operating Partnership redeemed $40 million of Reset Notes. The carrying amount of the Reset Notes approximates their fair value.

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

Interest and loan costs of approximately $3.0 million and $1.9 million were capitalized as development costs during the six months ended June 30, 1998 and 1997, respectively.

5. PREFERRED STOCK

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

6. DISTRIBUTIONS

On June 11, 1998, the Board of Directors of the Company declared a $0.69 per unit cash distribution to unitholders of record on June 30, 1998. The distribution, totaling $13.0 million, was paid on July 20, 1998.

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

10. RELATED PARTY INFORMATION

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to the Company's former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bears interest at a rate of LIBOR plus 250 basis points per annum (8.19% at June 30, 1998), payable monthly, and is due upon the earlier of the maker obtaining permanent financing on the property, the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bears interest at a rate of 8.0% per annum and is due upon the earlier of the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000.

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

GENERAL OVERVIEW

The Operating Partnership has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The Operating Partnership operated 19 manufacturers' outlet centers at June 30, 1998 and 1997. The Operating Partnership's operating gross leasable area (GLA) at June 30, 1998, increased 16.5% to 4.6 million square feet from 4.0 million square feet at June 30, 1998. Net GLA added since July 1, 1997 is detailed as follows:

                                                          12 mos ended           6 mos ended            6 mos ended
                                                            June 30,               June 30,              December 31,
                                                             1998                   1998                   1997
                                                         ----------------       ----------------       ---------------
GLA added (in 000's):
NEW CENTER OPENED:
  Wrentham Village..................................          227                    -                      227
                                                          ------------           ------------           ------------
TOTAL NEW CENTERS...................................          227                    -                      227

CENTERS EXPANDED:
  Woodbury Common...................................         217                    217                      -
  Wrentham Village..................................         126                    126                      -
  Folsom Premium Outlets............................          19                     19                      -
  Desert Hills......................................          32                      6                      26
  Camarillo Premium Outlets.........................          85                      -                      85
  Liberty Village...................................          14                      -                      14
  Other (net).......................................         (15)                   (15)                     -
                                                         ------------           ------------           ------------
TOTAL CENTERS EXPANDED..............................         478                    353                     125

CENTER HELD FOR SALE:
  Solvang Designer Outlets..........................         (52)                   (52)                     -
                                                         ------------           ------------           ------------
Net GLA added during the period.....................         653                    301                    352

GLA at end of period................................       4,609                  4,609                  4,308

-----------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

Net income before minority interest decreased $3.5 million to $3.6 million for the three months ended June 30, 1998 from $7.1 million for the three months ended June 30, 1997. Increases in revenues were more than offset by the loss on write-down of asset and increases in depreciation and amortization.

Base rentals increased $3.5 million, or 20.4%, to $20.8 million for the three months ended June 30, 1998 from $17.3 million for the three months ended June 30, 1997 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.1 million to $1.9 million for the three months ended June 30, 1998, from $1.8 million for the three months ended June 30, 1997. The increase was primarily due to the opening of one new center.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.4 million, or 20.8%, to $8.5 million for the three months ended June 30, 1998 from $7.1 million for the three months ended June 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.6% in the second quarter of 1998, compared to 92.5% in the second quarter of 1997.

Other income increased $0.3 million to $0.8 million for the three months ended June 30, 1998, from $0.5 million for the three months ended June 30, 1997. The increase is primarily due to an outparcel sale at one of the operating centers.

Interest in excess of amounts capitalized increased $0.3 million to $4.7 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $1.8 million, or 23.2%, to $9.4 million for the three months ended June 30, 1998 from $7.6 million for the three months ended June 30, 1997. The increase was primarily due to costs related to expansions and a new center.

Depreciation and amortization expense increased $1.6 million, or 25.3%, to $7.8 million for the three months ended June 30, 1998 from $6.2 million for the three months ended June 30, 1997. The increase was primarily related to expansions and a new center.

General and administrative expenses increased $0.2 million to $1.0 million for the three months ended June 30, 1998 from $0.8 million for the three months ended June 30, 1997 primarily due to increased personnel and overhead costs.

The loss on write-down of asset of $4.9 million for the three months ended June 30, 1998 is from valuing a center held for sale at its estimated fair value.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997.

Net income before minority interest decreased $1.9 million to $11.6 million for the six months ended June 30, 1998, from $13.5 million for the six months ended June 30, 1997. Increases in revenues were more than offset by the loss on write-down of asset, higher interest expense and increases in depreciation and amortization.

Base rentals increased $7.3 million, or 22.0%, to $40.1 million for the six months ended June 30, 1998, from $32.8 million for the six months ended June 30, 1997, due to expansions, a new center opening, an acquisition and higher average rents on new leases and renewals.

Percentage rents increased $0.6 million to $3.7 million for the six months ended June 30, 1998 from $3.1 million for the six months ended June 30, 1997. The increase was primarily due to the opening of one new center, expansions of existing centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.9 million, or 23.4%, to $15.3 million for the six months ended June 30, 1998 from $12.4 million for the six months ended June 30, 1997, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.2% in 1998 compared to 91.9% in 1997.

Other income increased $0.5 million to $1.4 million for the six months ended June 30, 1998 from $0.9 million for the six months ended June 30, 1997 primarily as a result of outparcel sales at two of the operating centers.

Interest in excess of amounts capitalized increased $1.2 million to $8.8 million for the six months ended June 30, 1998 from $7.6 million for the six months ended June 30, 1997 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $3.5 million, or 25.7%, to $17.0 million for the six months ended June 30, 1998 from $13.5 million for the six months ended June 30, 1997. The increase was primarily due to costs related to expansions, a new center and a center acquired.

Depreciation and amortization expense increased $3.1 million, or 25.6%, to $15.0 million for the six months ended June 30, 1998 from $11.9 million for the six months ended June 30, 1997. The increase was primarily related to expansions, a new center and a center acquired.

General and administrative expenses increased $0.4 million to $1.9 million for the six months ended June 30, 1998 from $1.5 million for the six months ended June 30, 1997. The increase was primarily due to increased personnel and overhead costs.

The loss on write-down of asset of $4.9 million for the six months ended June 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses remained stable at $1.2 million in 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1998 is expected to increase with a full year of operations of the 698,000 square feet of GLA added during 1997, including the opening of Wrentham Village Premium Outlets in October 1997, and expansions and one new center scheduled to open in 1998, subject to market demand. In addition, at June 30, 1998 the Operating Partnership had $126.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $8.3 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1998 were $26.0 million, or $0.69 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before minority interest, loss on write-down of asset and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 90.4% during the six months ended June 30, 1998. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the Operating Partnership replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.74% at June 30, 1998) or the prime rate, at the Operating Partnership's option. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually on a rolling three year basis.

At June 30, 1998, the Operating Partnership had approximately 410,000 square feet of new GLA under construction and scheduled for completion in 1998, including the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, Virginia), a new center serving the greater Washington D.C. market; the 50,000 square foot balance of a 270,000 square foot expansion of Woodbury Common Premium Outlets (Central Valley, New York); and expansions of 45,000 square feet at Camarillo Premium Outlets (Camarillo, California), 30,000 square feet at North Georgia Premium Outlets (Dawsonville, Georgia) and 15,000 square feet at Columbia Gorge Factory Stores (Troutdale, Oregon). These projects are in various stages of development and there can be no assurance that any of these projects will be completed or opened, or that there will not be delays in the opening or completion of any of them. The Operating Partnership anticipates development and construction costs of $120 million to $145 million annually.

Entitlement work has been completed and construction is expected to begin in August on the 430,000 square foot first phase of Houston Premium Outlets (Houston, Texas), with completion scheduled for the second half of 1999. Additionally, the Operating Partnership announced earlier this year the development of Orlando Premium Outlets, a 440,000 square foot center to be located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida, preliminarily scheduled to open in early 2000. The Houston and Orlando centers are expected to be the first two joint venture projects to be part of Chelsea's strategic alliance with Simon DeBartolo Group, Inc. ("Simon").

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

It is the Operating Partnership's policy to limit its borrowings to less than 40% of total market capitalization (defined as the value of outstanding shares of the Company's common stock including conversion of Partnership units to common stock, plus the liquidation preference value of the Company's preferred stock plus total debt). Applying a June 30, 1998 closing price of $40.00 per common share plus a liquidation preference of $50.00 per preferred share, the Operating Partnership's ratio of debt to total market capitalization was approximately 29%.

Net cash provided by operating activities was $37.5 million and $28.8 million for the six months ended June 30, 1998 and 1997, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.6 million square feet in 1998 from 4.0 million square feet in 1997 and increases in accrued interest on debt borrowings. Net cash used in investing activities decreased $66.6 million for the six months ended June 30, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. At June 30, 1998, net cash provided by financing activities decreased $74.0 million primarily due to the sale of common stock to Simon in the second quarter of 1997, borrowings for the Waikele Factory Outlets acquisition in the first quarter of 1997, offset by borrowings for 1998 construction.

YEAR 2000 COMPLIANCE

The Operating Partnership has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Operating Partnership's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there are no adverse effects on the Operating Partnership's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Operating Partnership is well under way with these efforts, which are scheduled to be completed by the end of 1998. While the Operating Partnership believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Operating Partnership's systems and operations rely will be converted on a timely basis and will not have a material effect on the Operating Partnership. The cost of the Year 2000 initiatives is not expected to be material to the Operating Partnership's results of operations or financial position.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clear understanding of the operating results of the Operating Partnership. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common unitholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or write-downs of property, exclusive of outparcel sales, plus real estate related depreciation and amortization and after adjustments for unconsolidated Partnerships and joint ventures. Adjustments for unconsolidated Partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                                           Three Months Ended             Six Months Ended
                                                                            June 30,                         June 30,
                                                                     1998               1997               1998             1997
                                                              ----------------   -----------------  -----------------   -----------

      Net income to common unitholders..................          $2,582             $6,985             $9,534            $13,422
      Add back:
      Depreciation and amortization (1).................           7,755              6,136             15,033             11,856
      Amortization of deferred financing costs and
        depreciation of non-real estate assets..........            (329)              (401)              (729)              (736)
      Loss on write-down of asset.......................           4,894                 -               4,894                 -
                                                              ----------------   ----------------   ---------------    ------------
      FFO...............................................         $14,902            $12,720            $28,732            $24,542
                                                              ================   ================   ===============    ============
---------------------------------------
(1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a Partnership for 1997.

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



                                 CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                 By: CHELSEA GCA REALTY, INC.
                                          Its General Partner


                                 By: /S/ LESLIE T. CHAO
                                    --------------------------
                                    Leslie T. Chao
                                    President and Chief Financial Officer

Date:  August 10, 1998