Form 10-K
period 1998-12-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1999-03-26
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ___________ to _________

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement of Chelsea GCA Realty, Inc. relating to its 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III as set forth herein.

                                     PART I

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"or "OP"), is 82.0% owned and managed by its sole general partner, Chelsea GCA Realty, Inc. ("Chelsea GCA" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The Operating Partnership owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1998, the Operating Partnership owned and operated 19 centers (the "Properties") with approximately 4.9 million square feet of gross leasable area ("GLA") in 11 states. At December 31, 1998, the Operating Partnership had approximately 220,000 square feet of new GLA under construction, comprising the 120,000 square foot third phase of Wrentham Village Premium Outlets and the 100,000 square foot fourth phase of North Georgia Premium Outlets; these expansions are part of a total of approximately 400,000 square feet of new space scheduled for completion in 1999. Additionally, construction has commenced on Orlando Premium Outlets, a 430,000 square foot upscale outlet center located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando Florida. Orlando Premium Outlets is a joint venture project between Chelsea and Simon Property Group. The Operating Partnership's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

The Operating Partnership's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111).

RECENT DEVELOPMENTS

Between January 1, 1998 and December 31, 1998, the Operating Partnership added 766,000 square feet of GLA to its portfolio as a result of a 270,000 square foot new center opening and seven expansions totaling 496,000 square feet, and reduced by 198,000 square feet of GLA related to two centers held for sale.

A summary of development, acquisition and expansion activity from January 1, 1998 through December 31, 1998 is contained below:

                                              Opening             GLA            Number
PROPERTY                                      Date(s)          (Sq. Ft.)       of Stores              Certain Tenants
                                         -----------------   --------------   ------------       ------------------------------

As of January 1, 1998                                         4,308,000           1,162
New center:
     Leesburg Corner.................     10/98                 270,000              58          Banana Republic, Brooks Brothers,
                                                                                                 Donna Karan. Gap, Off 5th-Saks
                                                                                                 Fifth Avenue

Expansions:
     Woodbury Common.................     2-11/98               268,000              69          Giorgio Armani, Hugo Boss, Last
                                                                                                 Call Neiman, Marcus, Off 5th-Saks
                                                                                                 Fifth Avenue, Prada
     Wrentham Village................     5/98                  126,000              33          Liz Claiborne, Nautica, Sony,
                                                                                                 Timberline
     Camarillo Premium Outlets.......     9/98                   45,000              11          Black & Decker, Nike, Rockport
     North Georgia...................     10/98                  31,000               7          Nautica, Polo/Ralph Lauren, Tommy
                                                                                                 Hilfiger
     Folsom Premium Outlets..........     4/98                   19,000               2          Gap, Liz Claiborne
     Other (net).....................                             7,000              (8)
                                                             --------------   ------------
          Total expansions                                      496,000             114
                                                             --------------   ------------

Held for Sale:
     Lawrence Riverfront.............                          (146,000)            (39)
     Solvang Designer Outlets........                           (52,000)            (15)
                                                             --------------   ------------
          Total held for sale........                          (198,000)            (54)
                                                             --------------   ------------

As of December 31, 1998                                       4,876,000           1,280
                                                             ==============   ============


The most recent newly developed or expanded centers are discussed below:

LEESBURG CORNER, LEESBURG, VIRGINIA. Leesburg Corner Premium Outlets, a 270,000 square foot center containing 58 stores, opened in October 1998 and is located outside Washington, DC. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 7.1 million and 9.8 million, respectively. Average household income within a 30-mile radius is approximately $78,000.

WOODBURY COMMON, CENTRAL VALLEY, NEW YORK. Woodbury Common Premium Outlets, an 841,000 square foot center containing 216 stores opened in November 1985. Expansions of 268,000, 19,000 and 85,000 square feet opened in 1998, 1995 and 1993, respectively. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 17.1 million and 25.0 million, respectively. Average household income within a 30-mile radius is approximately $70,000.

WRENTHAM VILLAGE, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 353,000 square foot center containing 90 stores, opened in two phases in October 1997 and May 1998. The center is located near the junction of interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

CAMARILLO, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 410,000 square foot center containing 114 stores, opened in six phases, from March 1995 through September 1998. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

NORTH GEORGIA, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 434,000 square foot center containing 110 stores, opened in three phases, in May 1996, May 1997 and October 1998. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and 5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

FOLSOM, FOLSOM, CALIFORNIA. Folsom Premium Outlets, a 246,000 square foot center containing 68 stores opened in March 1990 and had expansions totaling 22,000 and 19,000 square feet in December 1996 and April 1998, respectively. The center is located approximately 20 miles east of Sacramento. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.5 million, 2.8 million and 9.0 million, respectively. Average household income within a 30-mile radius is approximately $54,000.

The Operating Partnership has started construction of approximately 220,000 square feet of new GLA scheduled for completion in 1999, including the 120,000 square foot third phase of Wrentham Village and the 100,000 square foot fourth phase of North Georgia Premium Outlets. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

STRATEGIC ALLIANCE

In May 1997, the Operating Partnership announced the formation of a strategic alliance with Simon Property Group, Inc. ("Simon") to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The Operating Partnership and Simon will be co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the Operating Partnership will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the Operating Partnership completed the sale of 1.4 million shares of the Company's common stock to Simon for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at March 1999 owns, has an interest in and or manages approximately 166 million square feet of retail and mixed-use properties in 35 states.

The Operating Partnership announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Operating Partnership will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million are to be received on each January 2, through 2002. The Operating Partnership has also been reimbursed for its share of land costs, development costs and fees related to the project.

Construction has commenced on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Operating Partnership and Simon. OPO is located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. The joint venture has entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the cost of the project. The balance of costs will be funded equally by the Operating Partnership and Simon.

ORGANIZATION OF THE OPERATING PARTNERSHIP

The Operating Partnership was formed through the merger in 1993 of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"), two leading outlet center development companies, providing for greater access to the public and private capital markets. All of the Properties are held by and all of its business activities conducted through the Operating Partnership. The Company (which owned 82.0% in the Operating Partnership as of December 31, 1998) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties.

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

STRONG TENANT RELATIONSHIPS. The Operating Partnership maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Ann Taylor, Brooks Brothers, Cole Haan, Donna Karan, Gap, Gucci, Joan & David, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen) and Sara Lee (Champion, Hanes, Coach Leather). The Operating Partnership believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1998 of $360 per square foot, the highest in the industry by a wide margin. As a result, the Operating Partnership has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The Operating Partnership believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

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

GROWTH STRATEGY

The Operating Partnership seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

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

DEVELOPING NEW CENTERS AND EXPANDING EXISTING CENTERS. The Operating Partnership believes that there continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The Operating Partnership intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The Operating Partnership expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The Operating Partnership believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

ACQUIRING AND REDEVELOPING CENTERS. The Operating Partnership intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The Operating Partnership believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the Operating Partnership will be able to enhance the operation of acquired properties as a result of its
(i) strong tenant relationships with both national and upscale fashion retailers; and (ii) development, marketing and management expertise as a full-service real estate organization. Additionally, the Operating Partnership may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the Operating Partnership.

INTERNATIONAL DEVELOPMENT. The Operating Partnership has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Operating Partnership's total investment in Europe as of March 1999 is approximately $3.5 million. The Operating Partnership has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 1999, the Operating Partnership has provided limited debt service guaranties of approximately $14 million for two projects.

During 1998, the Operating Partnership entered into a memorandum of understanding (expiring in June 1999) with two partners to study the feasibility of developing new outlet centers in Japan. The partners are currently researching potential development sites and intend to organize a formal joint venture when viable projects are located and approved. The Operating Partnership's current financial commitment is not material.

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

PROPERTY DESIGN AND MANAGEMENT. The Operating Partnership believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the Operating Partnership's 359 full-time and 94 part-time employees, 259 full-time and 92 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations manager.

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

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year. At December 31, 1998, $74 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In October 1998, due to adverse conditions in the debt markets, the Operating Partnership elected to redeem the remaining $60 million of Remarketed Floating Rate Reset Notes (the "Reset Notes"), using borrowings under the Senior Credit Facility. In November 1998, the Operating Partnership obtained a $60 million 18 month bank term loan bearing interest at LIBOR plus 1.40%. Loan proceeds were used to repay borrowings under the Senior Credit Facility. The bank term loan will provide the Operating Partnership additional flexibility to access capital sources at appropriate times over the next 12 months.

The Operating Partnership completed the sale of 1.4 million shares of the Company's common stock to Simon, for an aggregate price of $50 million, on June 16, 1997, in conjunction with a strategic alliance. Proceeds from the sale were used to repay borrowings under the Credit Facilities.

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Operating Partnership. The Preferred Stock is redeemable on or after October 15, 2027 at the Operating Partnership's option. Net proceeds from the offering were used to repay borrowings under the Operating Partnership's Credit Facilities.

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

PERSONNEL

As of December 31, 1998, the Operating Partnership had 359 full-time and 94 part-time employees. None of the employees are subject to any collective bargaining agreements, and the Operating Partnership believes it has good relations with its employees.

ITEM 2.  PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1998 and contained approximately 1,300 stores with approximately 360 different tenants. During 1998 and 1997, the Properties generated weighted average tenant sales of $360 per square foot. As of December 31, 1998, the Operating Partnership had 19 operating outlet centers, excluding the two centers held for sale. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease. The Operating Partnership manages all of its Properties.

Approximately 35% and 34% of the Operating Partnership's revenues for the years ended December 31, 1998 and 1997, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 34% and 38% of the Operating Partnership's revenues for the years ended December 31, 1998 and 1997, respectively, were derived from the Operating Partnership's centers in California.

The Operating Partnership does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6% of the Operating Partnership's gross revenues or total GLA; and only one tenant occupies more than 5% of the Operating Partnership's total GLA. In view of these statistics and the Operating Partnership's past success in re-leasing available space, the Operating Partnership believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1998:

                                             YEAR             GLA         NO. OF
NAME/LOCATION                                OPENED        (SQ. FT.)      STORES       CERTAIN TENANTS
                                            -----------   ------------   -----------  ----------------------------------------------

Woodbury Common.........................       1985        841,000        216         Brooks Brothers, Calvin Klein, Coach Leather,
 Central Valley, NY (New York City                                                    Gap, Gucci, Last Call Neiman Marcus, Polo
 Metro area)                                                                          Ralph Lauren

Desert Hills............................       1990        474,000        118         Burberry, Coach Leather, Giorgio Armani, Gucci
 Cabazon, CA (Palm Springs-Los                                                        Nautica, Polo Ralph Lauren, Tommy Hilfiger
 Angeles area)

North Georgia...........................       1996        434,000        110         Brooks Brothers, Donna Karan, Gap, Nautica,
 Dawsonville, GA (Atlanta metro area)                                                 Off 5th-Saks Fifth Avenue, Williams-Sonoma

Camarillo Premium Outlets...............       1995        410,000        114         Ann Taylor, Barneys New York, Bose, Cole-Haan,
 Camarillo, CA (Los Angeles metro area)                                               Donna Karan, Jones NY, Off 5th-Saks Fifth
                                                                                      Avenue

Wrentham Village........................       1997        353,000        90          Brooks Brothers, Calvin Klein, Donna Karan,
 Wrentham, MA (Boston/Providence metro                                                Gap, Polo Jeans Co., Sony, Versace
 area)

Aurora Premium Outlets..................       1987        280,000        66          Ann Taylor, Bose, Brooks Brothers, Carters,
 Aurora, OH (Cleveland metro area)                                                    Liz Claiborne, Off 5th-Saks Fifth Avenue,
                                                                                      Reebok

Clinton Crossing........................       1996        272,000        67          Coach Leather, Crate & Barrel, Donna Karan,
 Clinton, CT (I-95/NY-New England                                                     Gap, Off 5th-Saks Fifth Avenue, Polo Ralph
 corridor)                                                                            Lauren

Leesburg Corner.........................       1998        270,000        58          Banana Republic, Brooks Brothers, Gap, Donna
 Leesburg, VA (Washington DC area)                                                    Karan, Off 5th-Saks Fifth Avenue

Folsom Premium Outlets..................       1990        246,000        68          Bass, Donna Karan, Gap, Liz Claiborne, Nike,
 Folsom, CA (Sacramento metro area)                                                   Off 5th-Saks Fifth Avenue

Waikele Premium Outlets.................     1997 (1)      214,000        52          Barneys New York, Bose, Donna Karan, Guess,
 Waipahu, HI (Honolulu area)                                                          Polo Jeans Co., Off 5th-Saks Fifth Avenue

Petaluma Village........................       1994        196,000        51          Ann Taylor, Brooks Brothers, Donna Karan,
 Petaluma, CA (San Francisco metro area)                                              Off 5th-Saks Fifth Avenue, Reebok

Napa Premium Outlets....................       1994        171,000        49          Cole-Haan, Dansk, Ellen Tracy, Esprit, J.
 Napa, CA (Napa Valley)                                                               Crew, Nautica, Timberland, TSE Cashmere

Liberty Village.........................       1981        157,000        58          Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington, NJ (New York-Phila. metro                                                Polo Ralph Lauren, Tommy Hilfiger
 area)

Columbia Gorge..........................       1991        164,000        44          Adidas, Carter's, Gap, Harry & David,
 Troutdale, OR (Portland metro area)                                                  Mikasa

American Tin Cannery....................       1987        135,000        48          Anne Klein, Carole Little, Joan & David,
 Pacific Grove, CA (Monterey Peninsula)                                               London Fog, Reebok, Rockport

Santa Fe Premium Outlets................       1993        125,000        40          Brooks Brothers, Coach Leather, Dansk, Donna
 Santa Fe, NM                                                                         Karan, Joan & David, London Fog

Patriot Plaza...........................       1986        76,000         11          Lenox, Polo Ralph Lauren, WestPoint Stevens
 Williamsburg, VA (Norfolk-Richmond area)

Mammoth Premium Outlets.................       1990        35,000         11          Bass, Polo Ralph Lauren
 Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets..............       1992        23,000         9           Brooks Brothers, Coach Leather, Donna Karan,
 St. Helena, CA (Napa Valley)                                                         Joan & David
                                                          ------------   -----------

   Total................................                   4,876,000      1,280
                                                          ============   ===========
(1)  Acquired in March 1997

The Operating Partnership rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional office in Newport Beach, California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.






                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

None.

ITEM 6: SELECTED FINANCIAL DATA

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              (IN THOUSANDS EXCEPT PER UNIT, AND NUMBER OF CENTERS)


                                                                                       Year Ended
                                                                                      December 31,
                                                             ------------------------------------------------------------------
Operating Data:                                                    1998         1997          1996          1995          1994
                                                                ---------     ---------     ---------     ---------     -------

Rental revenue..........................................      $ 99,976      $ 81,531       $ 63,792       $ 51,361       $ 38,010
Total revenues..........................................       139,315       113,417         91,356         72,515         53,145
Loss on writedown of assets.............................        15,713          -              -              -              -
Total expenses..........................................       113,879        78,262         59,996         41,814         28,179
Income before minority interest
    and extraordinary item..............................        25,436        35,155         31,360         29,650         24,966
Minority interest.......................................          -             (127)          (257)          (285)           (49)
Income before extraordinary item........................        25,436        35,028         31,103         29,365         24,917
Extraordinary item - loss on retirement of debt                   (345)         (252)          (902)          -              -
Net income..............................................        25,091        34,776         30,201         29,365         24,917
Preferred distribution..................................        (4,188)         (907)          -              -              -
Net income to common unitholders........................        20,903        33,869         30,201         29,365         24,917
Net income per common unit:

    General partner (including $0.02, $0.01, and $0.05
    net loss per unit from extraordinary item
    in 1998, 1997 and 1996, respectively)                        $1.11         $1.88          $1.77          $1.75          $1.50
    Limited partner (including $0.02, $0.01, and $0.05
    net loss per unit from extraordinary item
    in 1998, 1997 and 1996, respectively)                        $1.09         $1.87          $1.76          $1.75          $1.50



OWNERSHIP INTEREST:
General partner.........................................        15,440        14,605         11,802         11,188         10,956
Limited partners........................................         3,431         3,435          5,316          5,601          5,690
                                                              ---------      --------     ---------      ----------      ---------
Weighted average units outstanding                              18,871        18,040         17,118         16,789         16,646



BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation........................................      $792,726      $708,933       $512,354       $415,983       $332,834
Total assets............................................       773,352       688,029        502,212        408,053        330,775
Total liabilities  .....................................       450,410       342,106        240,878        141,577         68,084
Minority interest.......................................          -             -             5,698          5,441          5,156
Partners' capital.......................................      $322,942      $345,923       $255,636       $261,035       $257,535
Distributions declared per common unit                           $2.76         $2.58         $2.355         $2.135          $1.90



OTHER DATA:
Funds from operations to common unitholders (1)                $67,994       $57,417        $48,616        $41,870        $33,631
Cash flows from:
   Operating activities.................................       $78,731       $56,594        $53,510        $36,797        $32,522
   Investing activities.................................      (119,807)     (199,250)       (99,568)       (82,393)       (79,595)
   Financing activities.................................        36,169       143,308        $55,957        $40,474       $ (1,707)



GLA at end of period....................................         4,876         4,308          3,610          2,934          2,342
Weighted average GLA (2)................................         4,614         3,935          3,255          2,680          2,001
Centers at end of the period............................            19            20             18             16             16
New centers opened......................................             1             1              2              1              3
Centers expanded........................................             7             5              5              7              4
Center sold.............................................          -             -              -                 1           -
Centers held for sale...................................             2          -              -              -              -
Center acquired.........................................          -                1           -              -              -


NOTES TO SELECTED FINANCIAL DATA:

(1) Management considers funds from operations ("FFO") an appropriate measure of performance for an equity real estate investment trust. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs. See Management's Discussion and Analysis for definition of FFO.

(2)  GLA weighted by months in operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the financial statements and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square foot basis. The latter technique adjusts for square footage changes at different times during the year.

GENERAL OVERVIEW

At December 31, 1998, the Operating Partnership operated 19 manufacturers' outlet centers, compared to 20 at the end of 1997 and 18 at the end of 1996. The Operating Partnership's operating gross leasable area ("GLA") at December 31, 1998 was 4.9 million square feet compared to 4.3 million square feet and 3.6 million square feet at December 31, 1997 and 1996, respectively.

From January 1, 1996 to December 31, 1998, the Operating Partnership grew by increasing rents at its operating centers, opening four new centers, acquiring one center and expanding nine centers. The 1.9 million square feet ("sf") of net GLA added is detailed as follows:

                                                       SINCE
                                                     JANUARY 1,
                                                        1996                 1998                 1997                1996
                                                  ----------------     ----------------     ----------------    ----------------
Changes in GLA (sf in 000's):
   NEW CENTERS DEVELOPED:
    Leesburg Corner........................            270                  270                  -                   -
    Wrentham Village.......................            227                  -                    227                 -
    North Georgia..........................            292                  -                    -                   292
    Clinton Crossing........................           272                  -                    -                   272
                                                 ----------------     ----------------      ----------------    ----------------
   TOTAL NEW CENTERS........................         1,061                  270                  227                 564

   CENTERS EXPANDED:
    Woodbury Common.........................           270                  268                  -                     2
    Wrentham Village........................           126                  126                  -                     -
    Camarill1o Premium Outlets..............           184                   45                   85                  54
    North Georgia...........................           142                   31                  111                  -
    Folsom Premium Outlets..................            56                   19                   15                  22
    Columbia Gorge..........................            16                   16                   -                   -
    Desert Hills............................            42                    6                   36                  -
    Liberty Village.........................            16                    -                   12                   4
    Petaluma Village........................            30                    -                    -                  30
    Other...................................           (17)                 (15)                  (2)                 -
                                               ----------------     ----------------     ----------------     ----------------
   TOTAL CENTERS EXPANDED                              865                  496                  257                 112

   CENTERS HELD FOR SALE:
    Solvang Designer Outlets................           (52)                 (52)                  -                   -
    Lawrence Riverfront.....................          (146)                (146)                  -                   -
                                               ----------------     ----------------     ----------------    ----------------
                                                      (198)                (198)                  -                   -

   CENTER ACQUIRED:
    Waikele Premium Outlets.................           214                   -                   214                  -
                                                  ----------------     ----------------     ----------------    ----------------
Net GLA added during the period                      1,942                  568                  698                 676

OTHER DATA:
    GLA at end of period....................                              4,876                4,308               3,610
    Weighted average GLA (1)................                              4,614                3,935               3,255
    Centers in operation at end of period...                                 19                   20                  18
    New centers opened......................                                  1                    1                   2
    Centers expanded........................                                  7                    5                   5
    Centers held for sale...................                                  2                    -                   -
    Center acquired.........................                                  -                    1                   -

NOTE:  (1)  Average GLA weighted by months in operation

The Operating Partnership's centers produced weighted average reported tenant sales of approximately $360 per square foot in 1998 and 1997 and $345 per square foot in 1996.


Two of the Operating Partnership's centers, Woodbury Common and Desert Hills, provided approximately 35%, 34% and 38% of the Operating Partnership's total revenue for the years 1998, 1997, and 1996, respectively. In addition, approximately 34%, 38%, and 44% of the Operating Partnership's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Operating Partnership's centers in California.

The Operating Partnership does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6% of the Operating Partnership's gross revenues or total GLA; and only one tenant occupies more than 5% of the Operating Partnership's total GLA. In view of these statistics and the Operating Partnership's past success in re-leasing available space, the Operating Partnership believes the loss of any individual tenant would not have a significant effect on future operations. The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in the Operating Partnership's 50% investment in Solvang prior to June 30, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

Operating income before interest, depreciation and amortization increased $18.2 million, or 24.2%, to $93.6 million in 1998 from $75.4 million in 1997. This increase was primarily the result of expansions and new center openings during 1997 and 1998.

Base rentals increased $15.9 million, or 22.5%, to $86.6 million in 1998 from $70.7 million in 1997 due to expansions, new center openings in 1997 and 1998, one acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $18.77 in 1998 from $17.97 in 1997 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.6 million, or 23.5%, to $13.4 million in 1998 from $10.8 million in 1997. The increase was primarily due to a new center opening in 1997, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.3 million, or 21.9%, to $35.3 million in 1998 from $29.0 million in 1997, due to the recovery of operating and maintenance costs from increased GLA. On a weighted average square foot basis, expense reimbursements increased 4.1% to $7.66 in 1998 from $7.36 in 1997. The average recovery of reimbursable expenses was 91.3% in 1998 compared to 92.2% in 1997.

Other income increased $1.1 million to $4.0 million in 1998 from $2.9 million in 1997. The increase was due to income from the agreement not to compete with the Mills Corporation in the Houston, Texas area and a $0.3 million increase in outparcel income during 1998.

Interest, in excess of amounts capitalized, increased $4.6 million to $20.0 million in 1998 from $15.4 million in 1997, due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $7.3 million, or 23.2%, to $38.7 million in 1998 from $31.4 million in 1997. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses increased 5.0% to $8.39 in 1998 from $7.99 in 1997 as a result of increased real estate tax and promotion costs.

Depreciation and amortization expense increased $7.5 million to $32.5 million in 1998 from $25.0 million in 1997. The increase was due to depreciation of expansions and new centers opened in 1997 and 1998.

General and administrative expenses increased $1.0 million to $4.8 million in 1998 from $3.8 million in 1997. On a weighted average square foot basis, general and administrative expenses increased 8.2% to $1.05 in 1998 from $0.97 in 1997 primarily due to increased personnel, overhead costs and accrual for deferred compensation.

The loss on writedown of assets of $15.7 million in 1998 is primarily from valuing two centers held for sale at their estimated fair values and writing off pre-development costs of an abandoned site.

Other expenses decreased $0.4 million to $2.2 million in 1998 from $2.6 million in 1997. The decrease was primarily due to recoveries of bad debts previously written off.

COMPARISON OF  YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Operating income before interest, depreciation and amortization increased $16.7 million, or 28.4%, to $75.4 million in 1997 from $58.7 million in 1996. This increase was primarily the result of expansions, new center openings and the purchase of one center.

Base rentals increased $14.3 million, or 25.4%, to $70.7 million in 1997 from $56.4 million in 1996 due to expansions, new center openings, the acquired center and higher average rents. Base rental revenue per weighted average square foot increased to $17.97 in 1997 from $17.32 in 1996 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $3.4 million, or 46.4%, to $10.8 million in 1997 from $7.4 million in 1996. The increase was primarily due to increases in tenant sales, new center openings, expansions at the Operating Partnership's larger centers, the acquired center and increases in tenants contributing percentage rents.

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

Depreciation and amortization expense increased $6.0 million to $25.0 million in 1997 from $19.0 million in 1996, the increase was due to costs related to increased GLA.

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

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1998 of $78.7 million is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998 and scheduled openings of approximately 390,000 square feet in 1999. In addition, at December 31, 1998 the Operating Partnership had $74 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $9.6 million.

Operating cash flow is expected to provide sufficient funds for dividends and distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers. Common distributions declared and recorded in 1998 were $52.1 million or $2.76 per share or unit. The Operating Partnership's 1998 distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 76.6%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year.

During 1998 the Operating Partnership added approximately 776,000 square feet of new GLA including a 268,000 square foot expansion at Woodbury Common Premium Outlets (Central Valley, NY), its flagship center; a 126,000 square foot expansion at Wrentham Village Premium Outlets (Wrentham, MA), and the completion and opening of the 270,000 square foot first phase of Leesburg Corner Premium Outlets (Leesburg, VA), and expansions at five other centers totaling 112,000 square feet.

The Operating Partnership is in the process of planning development for 1999 and beyond. At December 31, 1998, approximately 220,000 square feet of the Operating Partnership's planned 1999 development was under construction consisting of the 120,000 square foot third phase of Wrentham Village and the 100,000 square foot fourth phase of North Georgia Premium Outlets (Dawsonville, GA) These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding joint venture projects with Simon the Operating Partnership anticipates 1999 development and construction costs of $50 million to $60 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings.

The Operating Partnership announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the Operating Partnership will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million are to be received on each January 2, through 2002. The Operating Partnership has also been reimbursed for its share of land costs, development costs and fees related to the project.

Construction has commenced on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the Operating Partnership and Simon. OPO is located on Interstate 4, midway between Walt Disney World/Epcot and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. The joint venture has entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The balance of costs will be funded equally by the Operating Partnership and Simon.

In October 1998, due to adverse conditions in the debt markets, the Operating Partnership elected to redeem the remaining $60 million of Reset Notes, using borrowings under the Senior Credit Facility. In November 1998, the Operating Partnership obtained a $60 million 18 month bank term loan bearing interest at LIBOR plus 1.40%. Loan proceeds were used to repay borrowings under the Senior Credit Facility. The bank term loan will provide the Operating Partnership additional flexibility to access capital sources at appropriate times over the next 12 months.

The Operating Partnership has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Operating Partnership's total investment in Europe as of March 1999 is approximately $3.5 million. The Operating Partnership has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 1999, the Operating Partnership has provided limited debt service guaranties of approximately $14 million for two projects.

During 1998, the Operating Partnership entered into a memorandum of understanding (expiring in June 1999) with two partners to study the feasibility of developing new outlet centers in Japan. The partners are currently researching potential development sites and intend to organize a formal joint venture when viable projects are located and approved. The Operating Partnership's current financial commitment is not material.

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

Net cash provided by operating activities was $78.7 million and $56.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.9 million square feet in 1998 from 4.3 million square feet in 1997. Net cash used in investing activities decreased $79.4 million for the year ended December 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. For the year ended December 31, 1998, net cash provided by financing activities decreased by $107.1 million primarily due to borrowings for the Waikele Factory Outlets acquisition and excess capital raised for development during 1997.

Net cash provided by operating activities was $56.6 million and $53.5 million for the years ended December 31, 1997 and 1996, respectively. The increase was primarily due to the growth of the Operating Partnership's GLA to 4.3 million square feet in 1997 from 3.6 million square feet in 1996 and increases in accrued interest on the borrowings offset by additions to deferred lease costs. Net cash used in investing activities decreased $99.7 million for the year ended December 31, 1997 compared to 1996, primarily as a result of the acquisition of Waikele Factory Outlets and increased construction activity. Net cash provided by financing activities increased $87.4 million primarily due to the sale of common stock to Simon and the sale of Preferred Stock.

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

INFORMATION TECHNOLOGY: The Operating Partnership has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The Operating Partnership's assessment and testing of existing equipment revealed that its hardware, network operating systems and most of the software applications are Y2K compliant. The exception is the DOS-based accounting systems which were upgraded and replaced at the beginning of 1999 to make them compatible with Windows applications primarily used by the Operating Partnership.

NON-INFORMATION TECHNOLOGY: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The Operating Partnership has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The Operating Partnership is in the process of identifying date-sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its outlet centers. Assessment and testing of these systems is approximately 75% complete and expected to be completed by June 30, 1999. Critical non-compliant systems will be replaced when identified. Based on preliminary assessment, the cost of replacement is not expected to be significant.

THIRD PARTIES: The Operating Partnership has third-party relationships with approximately 350 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Operating Partnership has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Operating Partnership's readiness. The majority of the Operating Partnership's vendors are small suppliers that the Operating Partnership believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is approximately 50% complete and expected to be completed by June 30, 1999. The Operating Partnership continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

COSTS: The accounting software upgrade and conversion is being executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the Company had previously commenced during the third quarter is estimated at approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the Operating Partnership.

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

CONTINGENCY PLANS: The Operating Partnership intends to deal with contingency planning during 1999 as results of the above assessments are known.

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

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or writedowns of property, exclusive of outparcel sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.


                                                                               Year Ended December 31,

                                                                             1998                 1997
                                                                          ---------            -----------

Income to common unitholders before extraordinary item.........            $21,248              $34,121
Add:
Depreciation and amortization (1)..............................             32,486               24,883
Loss on writedown of assets....................................             15,713

                                                                            (1,453)              (1,587)
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets
                                                                       --------------          ------------
FFO............................................................            $67,994              $57,417
                                                                       ==============         ===============


Average units outstanding......................................              18,871               18,040
Distributions declared per unit................................              $2.76                $2.58



NOTE: (1) Excludes depreciation and minority interest attributed to a third-party limited partner's interest in a partnership for the year ended December 31, 1997.

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

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Operating Partnership is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the Operating Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Operating Partnership's annual interest cost by approximately $1.2 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the Operating Partnership for the years ended December 31, 1998, 1997 and 1996 and the Reports of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information was required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 1999 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

     3.     Exhibits

     3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10K for the year ended December 31, 1997.

     3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

     3.3 Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

     3.4 Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10K for the year ended December 31, 1997.

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

     10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

     10.2 Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein.

     10.3 Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein.

     10.4 Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties.

     10.5 Consulting Agreement effective August 1, 1997, between the Company and Robert Frommer. Incorporated by reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1997.

     10.6 Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1997.

     10.7 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

     10.8 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1997.

     10.9 Limited Liability Company Agreement of S/C Orlando Development, L.L.C. dated December 23, 1998.

     10.10 Limited Partnership Agreement of Simon/Chelsea Orlando Development, L.P. dated January 22, 1999.

     23.1   Consent of Ernst & Young LLP.

(b)  Reports on Form 8-K.
     None

(c)  Exhibits
     See (a) 3

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

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)


(A)1.   FINANCIAL STATEMENTS
                                                                  FORM 10-K
                                                                  REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA REALTY
PARTNERSHIP, L.P.

Report of Independent Auditors.....................................   F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997.......   F-2
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996.................................   F-3
Consolidated Statements of Partners' Capital for the
  years ended December 31, 1998, 1997 and 1996.....................   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996.................................   F-5
Notes to Consolidated Financial Statements.........................   F-6

(A)2 AND (D) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated
  Depreciation.....................................................   F-16
                                                                  and F-17

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
CHELSEA GCA REALTY PARTNERSHIP, L.P.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty Partnership, L.P. as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty Partnership, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty Partnership, L.P. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP



NEW YORK, NEW YORK
FEBRUARY 10, 1999

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                                   1998                1997
                                                                                -----------         -----------
Assets
Rental properties:
     Land..................................................................     $109,318            $112,470
     Depreciable property..................................................      683,408             596,463
                                                                                -----------       -----------
Total rental property......................................................      792,726             708,933
Accumulated depreciation...................................................     (102,851)            (80,244)
                                                                                -----------       -----------
Rental properties, net.....................................................      689,875             628,689
Cash and equivalents.......................................................        9,631              14,538
Notes receivable-related parties...........................................        4,500               4,781
Deferred costs, net........................................................       17,766              17,276
Properties held for sale...................................................        8,733                 -
Other assets...............................................................       42,847              22,745
                                                                                -----------       -----------
TOTAL ASSETS...............................................................     $773,352           $ 688,029
                                                                                ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank debt...................................................     $151,035           $   5,035
     7.75% Unsecured Notes due 2001........................................       99,824              99,743
     7.25% Unsecured Notes due 2007........................................      124,712             124,681
     Remarketed Floating Rate Reset Notes..................................         -                 60,000
     Construction payables.................................................       12,927              17,810
     Accounts payable and accrued expenses.................................       19,769              14,442
     Obligation under capital lease........................................        9,612               9,729
     Accrued distribution payable..........................................        3,274               3,276
     Other liabilities.....................................................       29,257              7,390
                                                                                -----------       -----------
TOTAL LIABILITIES..........................................................      450,410             342,106

Commitments and contingencies

Partners' capital:
General partner units outstanding, 15,608 in 1998 and 15,353 in 1997.......      280,391             297,670
Limited partners units outstanding, 3,429 in 1998 and 3,432 in 1997........       42,551              48,253
                                                                                -----------         -----------
Total partners' capital....................................................      322,942             345,923
                                                                                -----------         -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL....................................     $773,352           $ 688,029
                                                                                ===========         ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                              1998               1997              1996
                                                        -----------------  ----------------  -----------------

Revenues:
     Base rental...................................         $86,592            $70,693           $56,390
     Percentage rentals............................          13,384             10,838             7,402
     Expense reimbursements........................          35,342             28,981            24,758
     Other income..................................           3,997              2,905             2,806
                                                        -----------------   ----------------  -----------------
TOTAL REVENUES.....................................         139,315            113,417            91,356

EXPENSES:
     Interest.......................................         19,978             15,447             8,818
     Operating and maintenance......................         38,704             31,423            26,979
     Depreciation and amortization..................         32,486             24,995            18,965
     General and administrative.....................          4,849              3,815             3,342
     Loss on writedown of assets....................         15,713               -                 -
     Other..........................................          2,149              2,582             1,892
                                                        -----------------  ----------------  -----------------
TOTAL EXPENSES......................................        113,879             78,262            59,996

Income before minority interest and
     extraordinary item.............................         25,436             35,155            31,360
Minority interest...................................           -                  (127)             (257)
                                                        -----------------   ----------------  -----------------
Income before extraordinary item....................         25,436             35,028            31,103
Extraordinary item-loss on early
     extinguishment of debt.........................           (345)              (252)             (902)

                                                        ----------------- -----------------  -----------------
Net income..........................................         25,091             34,776             30,201

Preferred unit requirement..........................         (4,188)              (907)              -
                                                        -----------------  ----------------  -----------------
NET INCOME TO COMMON UNITHOLDERS                            $20,903            $33,869           $30,201
                                                        =================  ================  =================

NET INCOME TO COMMON UNITHOLDERS:
     General partner................................        $17,162            $27,449           $20,854
     Limited partners...............................          3,741              6,420             9,347
                                                        -----------------  ----------------  -----------------
TOTAL...............................................        $20,903            $33,869           $30,201
                                                        =================  ================  =================

NET INCOME PER COMMON UNIT:
  General partner (including $0.02, $0.01 and $0.05
  net loss per unit from extraordinary item in
  1998, 1997 and 1996, respectively)................         $1.11              $1.88             $1.77
  Limited partners (including $0.02, $0.01 and $0.05
  net loss per unit from extraordinary item in
  1998, 1997 and 1996, respectively)................         $1.09              $1.87             $1.76

WEIGHTED AVERAGE UNITS OUTSTANDING:
  General partner...................................        15,440             14,605            11,802
  Limited partners..................................         3,431              3,435             5,316
                                                        -----------------  ----------------  -----------------
TOTAL...............................................        18,871             18,040            17,118


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                 General Partner'sLimited Partners' Total Partners'
                                                                     Capital          Capital           Capital
                                                                 ---------------  ---------------   ---------------

Balance December 31, 1995...................................         $176,758         $84,277           $261,035
Contributions...............................................            3,216           1,556              4,772
Net income..................................................           20,854           9,347             30,201
Distributions...............................................          (28,122)        (12,250)           (40,372)
Transfer of a limited partners' interest....................           12,634         (12,634)              -
                                                                 ---------------  ---------------   ---------------

Balance December 31, 1996...................................          185,340          70,296            255,636
Contributions...............................................          103,357             389            103,746
Net income..................................................           28,356           6,420             34,776
Common distributions........................................          (38,475)         (8,853)           (47,328)
Preferred distribution......................................             (907)            -                 (907)
Transfer of a limited partners' interest....................           19,999         (19,999)              -
                                                                 ---------------  ---------------   ---------------

Balance December 31, 1997...................................          297,670          48,253            345,923
Contributions...............................................            8,266            -                 8,266
Net income..................................................           21,350           3,741             25,091
Common distributions........................................          (42,707)         (9,407)           (52,114)
Preferred distribution......................................           (4,188)          -                 (4,188)
Transfer of a limited partners' interest....................             -                (36)               (36)
                                                                 ---------------  ---------------   ---------------
Balance December 31, 1998...................................         $280,391        $ 42,551           $322,942
                                                                 ===============  ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Year ended December 31,
                                                                1998               1997              1996
                                                         -----------------  ----------------- -----------------

Cash flows from operating activities
Net income........................................           $25,091            $34,776           $30,201
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization................            32,486             24,995            18,965
     Minority interest in net income..............              -                   127               257
     Loss on writedown of assets..................            15,713               -                 -
     Loss on early extinguishment of debt.........               345                252               902
     Additions to deferred lease costs............            (3,178)            (6,629)           (2,537)
     Other operating activities...................               522                319               191
     Changes in assets and liabilities:
      Straight-line rent receivable...............            (1,900)            (1,523)           (1,595)
      Other assets................................             1,094                287               597
      Accounts payable and accrued expenses.......             8,558              3,990             6,529
                                                         ----------------- -----------------  -----------------
Net cash provided by operating activities.........            78,731             56,594            53,510

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties....................          (116,339)          (195,058)          (97,585)
Additions to deferred development costs...........            (3,468)            (2,237)           (1,477)
Advances to related parties.......................              -                  -                  (67)
Payments from related parties.....................              -                  -                  173
Other investing activities........................              -                (1,955)             (612)
                                                         -----------------  ----------------- -----------------
Net cash used in investing activities.............          (119,807)          (199,250)          (99,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of preferred units.........              -                48,406              -
Net proceeds from sale of common units............             8,287             54,951             2,583
Distributions.....................................           (56,366)           (48,791)          (47,124)
Debt proceeds ....................................           154,000            261,710           292,592
Repayments of debt................................           (68,000)          (172,000)         (189,000)
Additions to deferred financing costs.............            (1,695)              (855)           (3,660)
Other financing activities........................               (57)              (113)              566
                                                         -----------------  ----------------- -----------------
Net cash provided by financing activities.........            36,169            143,308            55,957

Net (decrease) increase  in cash and equivalents..            (4,907)               652             9,899
Cash and equivalents, beginning of period.........            14,538             13,886             3,987
                                                         -----------------  ----------------- -----------------
Cash and equivalents, end of period...............            $9,631            $14,538           $13,886
                                                         =================  ================= =================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership"or "OP"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1998, the Operating Partnership operated 19 manufacturers' outlet centers in 11 states. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

BASIS OF PRESENTATION

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Through June 30, 1997, the Operating Partnership was the sole general partner and had a 50% interest in Solvang Designer Outlets ("Solvang"), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Operating Partnership. On June 30, 1997, the Operating Partnership acquired the remaining 50% interest in Solvang. Solvang is not material to the Operating Partnership's operations or financial position.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Operating Partnership uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. During 1996, the Operating Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that the Operating Partnership review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1998 and 1997 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and US Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

REVENUE RECOGNITION

Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the lease term. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. Contingent rents are not recognized until the required thresholds are exceeded. Virtually all lease agreements contain provisions for reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.6 million, $0.8 million and $0.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The allowance for doubtful accounts included in other assets totaled $1.1 million and $0.8 million at December 31, 1998 and 1997, respectively.

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

CONCENTRATION OF OPERATING PARTNERSHIP'S REVENUE AND CREDIT RISK

Approximately 35%, 34% and 38% of the Operating Partnership's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Operating Partnership's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Operating Partnership. In addition, approximately 34%, 38% and 44% of the Operating Partnership's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Operating Partnership's centers in California.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

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

SEGMENT INFORMATION

Effective January 1, 1998, the Operating Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as the Operating Partnership is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has one reportable segment, retail real estate. The Operating Partnership evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The Operating Partnership's investment in foreign operations is not material to the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Operating Partnership expects to adopt the new Statement effective January 1, 2000. The Statement will require the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Operating Partnership does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                     1998             1997
                                                  --------------   -------------
Land and improvements...........................  $245,814         $207,186
Buildings and improvements......................   512,080          434,565
Construction-in-process.........................    25,534           60,615
Equipment and furniture.........................     9,298            6,567
                                                  --------------   -------------
Total rental property...........................   792,726          708,933
Accumulated depreciation and amortization         (102,851)         (80,244)
                                                  --------------   -------------
Total rental property, net......................  $689,875         $628,689
                                                  ==============   =============

Interest costs capitalized as part of buildings and improvements were $5.2 million, $4.8 million and $3.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Commitments for land, new construction, development, and acquisitions totaled approximately $35.3 million at December 31, 1998 including the Company's equity contribution for the Orlando Premium Outlets joint venture with Simon Property Group.

Depreciation expense (including amortization of the capital lease) amounted to $29.2 million, $22.3 million and $16.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1996:

                                                                        1997              1996
                                                                    --------------    ---------------

Total revenue.................................................       $115,802          $99,589

Income to common unitholders before extraordinary items.......         34,718           32,725

Net income to common unitholders:
   General partner............................................         27,933           21,973
   Limited partners...........................................          6,533            9,850
                                                                    --------------    ---------------
Total.........................................................         34,466           31,823

Net income per unit:
   General partner (including $0.01 and $0.05 net loss per unit
      from extraordinary item in 1997 and 1996, respectively)..         $1.91            $1.86
   Limited partners (including $0.01 and $0.05 net loss per unit
      from extraordinary item in 1997 and 1996, respectively)..         $1.89            $1.85


5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                                    1998          1997
                                                                -----------   -----------

Lease costs....................................................   $17,601       $14,712
Financing costs................................................    10,879         9,184
Development costs..............................................     3,675         4,348
Other..........................................................     1,172           991
                                                                -----------   -----------
Total deferred costs...........................................    33,327        29,235
Accumulated amortization.......................................   (15,561)      (11,959)
                                                                -----------   -----------
Total deferred costs, net......................................   $17,766       $17,276
                                                                ===========   ===========

PROPERTIES HELD FOR SALE

Properties held for sale represent the fair value, less estimated costs to sell, of two of the Operating Partnership's outlet centers, Lawrence Riverfront Plaza ("Lawrence") and Solvang.

During the second quarter of 1998, the Operating Partnership decided to sell Solvang, a 51,000 square foot center in Solvang, California, for net selling price of $5.6 million. The center had a book value of $10.5 million resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter, the initial purchase offer was withdrawn and the Operating Partnership received another for a net selling price of $4.0 million requiring a further writedown of $1.6 million. Closing is scheduled for early 1999. For the year ended December 31, 1998, Solvang accounted for less than 1% of the Operating Partnership's revenues and net operating income.

During the fourth quarter of 1998, the Operating Partnership decided to sell Lawrence, a 146,000 square foot center in Lawrence, Kansas. In December 1998 the Operating Partnership signed an agreement to sell the property for $4.6 million net of selling costs of $0.2 million. The sale is scheduled to close in March 1999. Lawrence had a book value of $13.1 million, resulting in an $8.5 million writedown of the asset in the fourth quarter. For the year ended December 31, 1998, Lawrence accounted for about 1% of the Operating Partnership's revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the Operating Partnership's long-term objective of devoting resources and focusing on productive properties. Management determined that the time and effort necessary to support these underperforming centers was not worth the economic benefit to the Operating Partnership. Management also concluded that these centers would be more useful as office and/or residential space which are outside the Operating Partnership's area of expertise.

7.  NON-COMPETE AGREEMENT

In October 1998, the Operating Partnership signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. Under the terms of the agreement, the Operating Partnership will receive payments totaling $21.4 million from The Mills Corporation, to be made over four years, as well as immediate reimbursement for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight line basis over the term of the agreement. The Operating Partnership has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002.

8.  DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.36% at December 31, 1998) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The lenders have an option to extend the facility annually for an additional year. At December 31, 1998, $74 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.71% at December 31, 1998). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

In January 1996, the OP completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the Operating Partnership. The five-year non-callable 7.75% Notes were priced at a discount of 99.592 to yield 7.85% to investors. Net proceeds from the offering were used to pay down substantially all of the borrowings under the Operating Partnership's secured line of credit. The carrying amount of the 7.75% Notes approximates their fair value.

In October 1996, the OP completed a $100 million offering of Remarketed Floating Rate Reset Notes (the "Reset Notes"), which were guaranteed by the Company. The interest rate reset quarterly and was equal to LIBOR plus 75 basis points during the first year. In October 1997, the interest rate spread was reduced to LIBOR plus 48 basis points. Net proceeds from the offering were used to repay all of the then borrowings under the Credit Facilities and for working capital. In October 1997, the OP redeemed $40 million of Reset Notes. In October 1998, due to adverse conditions in the debt markets, the OP elected to redeem the remaining $60 million of Reset Notes, using borrowings under the Senior Credit Facility.

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

Interest paid, excluding amounts capitalized, was $19.8 million, $14.1 million and $4.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

9.  PREFERRED STOCK

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

10.  LEASE AGREEMENTS

The Operating Partnership is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 1999 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1998, exclusive of renewal option periods, were as follows (in thousands):

          1999............  $  90,332
          2000............     88,961
          2001............     80,376
          2002............     68,393
          2003............     50,332
          Thereafter           97,873
                            -------------
                            $ 476,267
                            =============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1998, 1997 or 1996. The Operating Partnership has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1998 were as follows (in thousands):

          1999...........      $  1,208
          2000...........         1,203
          2001...........           786
          2002...........           755
          2003...........           767
          Thereafter              8,021
                             -------------
                               $ 12,740
                             =============

Rental expense amounted to $1.0 million for the years ended December 31, 1998 and 1997 and $1.1 million for the year ended December 31, 1996.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                               1998                  1997
                                                          -----------------     ----------------

Building..............................................       $8,621                $8,621
Less accumulated amortization.........................       (3,937)               (3,592)
                                                          -----------------    ----------------
Leased property, net..................................       $4,684                $5,029
                                                          =================     ================

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1998 are as follows (in thousands):

1999.......................................................    $   1,117
2000.......................................................        1,151
2001.......................................................        1,185
2002.......................................................        1,221
2003.......................................................        1,258
Thereafter.................................................       12,475
                                                              ----------------
Total minimum lease payments...............................       18,407
Amount representing interest...............................       (8,795)
                                                              ----------------
Present value of net minimum capital lease payments            $   9,612
                                                              ================

11.  COMMITMENTS AND CONTINGENCIES

In November 1998, the Operating Partnership agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 1998, the Operating Partnership had provided a commitment for a limited debt service guarantee of approximately $9 million for an outlet project at Disneyland-Paris in France. This guarantee will not be effective until the project opens, which is scheduled for late 2000. The Operating Partnership had $1.8 million invested in Value Retail PLC at December 31, 1998 which is included in other assets.

In August 1995, the Operating Partnership's President & Chief Operating Officer resigned and entered into a separation agreement with the Operating Partnership that included consulting services to be provided through 1999, certain non-compete provisions, and the acquisition of certain undeveloped real estate assets. Upon completion of development, such real estate assets may be re-acquired by the Operating Partnership, at its option, in accordance with a pre-determined formula based on cash flow. Transactions related to the separation agreement are not material to the financial statements of the Operating Partnership.

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

12.  RELATED PARTY INFORMATION

In September 1995, the Operating Partnership transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). The Secured Note bore interest at a rate of LIBOR plus 250 basis points per annum, payable monthly, and was due upon the earlier of the maker obtaining permanent financing on the property, the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or January 1999. The Unsecured Note bore interest at a rate of 8.0% per annum and was due upon the earlier of the Operating Partnership repurchasing the property under an option agreement, the maker selling the property to an unaffiliated third party, or September 2000. In January 1999, the Operating Partnership received $4.5 million as payment in full for the two notes and wrote off $0.3 million.

On June 30, 1997 the Operating Partnership forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The Operating Partnership also collected $0.8 million in accrued interest on the note.

The Operating Partnership had space leased to related parties of approximately 56,000 square feet during the year ended December 31, 1998 and 61,000 square feet during the years ended December 31, 1997 and 1996, respectively.

Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.8 million, $1.5 million and $1.3 million during the years ended December 31, 1998, 1997 and 1996, respectively.

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

13. EMPLOYEE STOCK PURCHASE PLAN

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the Company or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees" or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period and (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1998 no employees were enrolled in the Purchase Plan and no material expense had been incurred. Eligible employee enrollment is expected to begin during the first quarter of 1999. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

14. 401(k) PLAN

The Company maintains a defined contribution 401(k) savings plan (the "Plan") which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the Company are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $150,000 are included in the Company's general and administrative expense.

15.  EXTRAORDINARY ITEM

Deferred financing costs of $0.3 million (net of minority interest of $62,000), $0.2 million (net of minority interest of $48,000) and $0.6 million (net of minority interest of $295,000) for the years ended December 31, 1998, 1997 and 1996, respectively, were expensed as a result of early debt extinguishments, and are reflected in the accompanying financial statements as an extraordinary item.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1998 and 1997

                                                  MARCH 31        JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                  --------       --------       -------------     ------------
1998

 Base rental revenue...........................    $19,266        $20,815          $22,561          $23,950
 Total revenues................................     28,506         32,068           34,921           43,820

 Income before extraordinary item to
    common unitholders.........................      6,952          2,582            9,902            1,812
 Net income to common unitholders..............      6,952          2,582            9,902            1,467
 Income before extraordinary item per
    weighted average partnership unit (diluted).     $0.37          $0.14            $0.52            $0.10
 Net income per weighted average
    partnership unit (diluted)..................     $0.37          $0.14            $0.52            $0.08
 1997

 Base rental revenue............................   $15,563        $17,286          $18,096          $19,748
 Total revenues.................................    22,649         26,637           28,822           35,309

 Income before extraordinary item to
    common unitholders..........................     6,437          6,985            9,380           11,319
 Net income to common unitholders...............     6,437          6,985            9,380           11,067
 Income before extraordinary item per
    weighted average partnership unit (diluted).     $0.37          $0.40            $0.50            $0.60
 Net income per weighted average
    partnership unit (diluted)..................     $0.37          $0.40            $0.50            $0.59


17.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1998 and 1997, the Operating Partnership declared distributions per unit of $0.69 for each year. The limited partners' distributions were paid in January of each subsequent year. In December 1996, the Operating Partnership declared distributions per unit of $0.63, that were paid in January of the subsequent year.

In June 1997, the Operating Partnership forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities include $6.6 million and $3.9 million in 1998 and 1997, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $16.6 million in 1998 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

During 1997 and 1996, the Operating Partnership issued units with an aggregate fair market value of $0.5 million, and $1.6 million, respectively, to acquire properties.

During 1997 and 1996, respectively, 1.4 million and 0.8 million Operating Partnership units were converted to common shares.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
       SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
               FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)


                                               Cost             Step-Up
                                            Capitalized         Related
                                            (Disposed             to
                                                 of)           Acquisition
                         Initial            Subsequent             of           Gross Amount
                         Cost                    to            Partnership      Carried
                         to                 Acquisition        Interest        at Close of Period
                        Company            (Improvements)          (1)         December 31, 1998
                        -----------------  ---------------   ---------------  -----------------------
                                                                                                                             Life
                                                                                                                             Used to
                                                                                                                            Compute
                                                                                                                            Depre-
                                                                                                                            ciation
Descrip-                       Buildings,        Buildings,        Buildings,      Buildings,                   Date        in
tion                           Fixtures          Fixtures          Fixtures        Fixtures            Accumu-  of          Latest
Outlet                         and               and               and             and                 lated    Const-      Income
Center        Encum-           Equip-            Equip-            Equip-          Equip-              Depre-   ruction     State-
Name          brances   Land   ment     Land     ment      Land    ment     Land   ment        Total   ciation              ment
-----------------------------------------------------------------------------------------------------------------------------------
Woodbury
 Common, NY   $  -     $4,448  $16,073  $4,970   $119,607  $   -   $   -    $9,418 $135,680   $145,098 $23,335  '85, '93,      30
                                                                                                                '95, '98
Waikele, HI      -     22,800   54,357    -           348      -       -    22,800   54,705     77,505   3,129    '98           -
 Desert
 Hills, CA       -        975     -      2,376     59,643      830   4,936   4,181   64,579     68,760  15,279  '90, '94,
                                                                                                                '95, '97, '98  40
Wrentham, MA     -        157    2,817   3,484     59,728      -       -     3,641   62,545     66,186   2,823  '95,'96,
                                                                                                                '97, '98       40
Camarillo, CA    -      4,000     -      5,085     46,637      -       -     9,085   46,637     55,722   5,260  '94, '95,
                                                                                                                '96, '97, '98  40
North
 Georgia, GA     -      2,960   34,726     (39)    12,942      -       -     2,921   47,668     50,589   5,588  '95,'96,
                                                                                                                '97, '98       40
Clinton, CT      -      4,124   43,656     -         (154)     -       -     4,124   43,502     47,626   6,025  '95,'96        40
Leesburg, VA     -      6,296     -     (1,184)    41,186      -       -     5,112   41,186     46,298     445  '96, '97, '98   -
Petaluma
 Village, CA     -      3,735     -      2,934     30,095      -       -     6,669   30,095     36,764   5,026  '93, '95, '96  40
Folsom, CA       -      4,169   10,465   2,692     18,461      -       -     6,861   28,926     35,787   6,028  '90, '92,
                                                                                                                '93, '96, '97  40
Liberty
 Village, NJ     -        345      405   1,111     19,070   11,015   2,195  12,471   21,670     34,141   4,034  '81, '97,'98   30
Napa, CA         -      3,456    2,113   7,908     17,649      -       -    11,364   19,762     31,126   3,673  '62, '93, '95  40
Aurora, OH       -        637    6,884     879     17,112      -       -     1,516   23,996     25,512   4,494  '90, '93,
                                                                                                                '94, '95       40
Columbia
 Gorge, OR       -        934      -       428     13,331      497   2,647   1,859   15,978     17,837   3,590  '91, '94       40
Santa Fe, NM     -         74      -     1,300     11,942      491   1,772   1,865   13,714     15,579   2,075  '93, '98       40
American
 Tin Cannery,
 CA            9,612       -     8,621     -        6,613       -      -       -     15,234     15,234   6,710  '87, '98       25
Patriot
 Plaza, VA       -        789    1,854     976      4,246       -      -     1,765    6,100      7,865   1,748  '86, '93, '95  40
Mammoth
 Lakes, CA       -      1,180      530     -        2,411      994   1,430   2,174    4,371      6,545   1,369  '78            40
Corporate
 Offices,
 NJ, CA          -        -         60     -        4,627        -     -       -      4,687      4,687   1,751    -             5
St. Helena, CA   -      1,029    1,522     (25)       773       38      78   1,042    2,373      3,415     469  '83            40
Orlando, FL      -        100       23     200        (23)       -     -       300     -           300     -      -           -
Allen, TX        -        150       -      -           -         -     -       150     -           150     -      -           -
              ----------------------------------------------------------------------------------------------------------
              $9,612  $62,358 $184,106 $33,095   $486,244  $13,865 $13,058 $109,318 $683,408  $792,726 $102,851
              ======================================================================================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $793 million at December 31, 1998.

(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.

       The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired (see Note 1).

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (IN THOUSANDS)



THE CHANGES IN TOTAL REAL ESTATE:



                                                                   YEAR ENDED DECEMBER 31,
                                                       1998                 1997                 1996
                                                  ---------------      ----------------     ----------------

Balance, beginning of period                      $708,933             $512,354             $415,983
Additions...............................           114,342              196,941               96,621
Dispositions and other..................           (30,549)                (362)                (250)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $792,726             $708,933             $512,354
                                                  ===============      ================     ================





THE CHANGES IN ACCUMULATED DEPRECIATION:



                                                                   YEAR ENDED DECEMBER 31,
                                                        1998                 1997                 1996
                                                  ---------------      ----------------     ----------------

Balance, beginning of period                      $ 80,244              $ 58,054              $ 41,373
Additions...............................            29,176                22,314                16,931
Dispositions and other..................            (6,569)                 (124)                 (250)
                                                  ---------------      ----------------     ----------------
Balance, end of period..................          $102,851               $80,244               $58,054
                                                  ===============      ================     ================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th of March 1999.

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



         SIGNATURE                       Title                        Date

/s/ DAVID C. BLOOM                 Chairman of the Board          MARCH 11, 1999
                                   and Chief Executive Officer
-------------------------
    David C. Bloom

/s/ BARRY M. GINSBURG              Vice Chairman                  MARCH 11, 1999

-------------------------
    Barry M. Ginsburg

/s/ WILLIAM D. BLOOM               Executive Vice President-      MARCH 11, 1999

-------------------------
    William D. Bloom               Strategic Relationships

/s/ LESLIE T. CHAO                 President                      MARCH 11, 1999

-------------------------
    Leslie T. Chao

/s/ MICHAEL J. CLARKE              Chief Financial Officer        MARCH 11, 1999

-------------------------
    Michael J. Clarke

/s/ BRENDAN T. BYRNE               Director                       MARCH 11, 1999

-------------------------
    Brendan T. Byrne

/s/ ROBERT FROMMER                 Director                       MARCH 11, 1999
-------------------------
    Robert Frommer

/s/ PHILIP D. KALTENBACHER         Director                       MARCH 11, 1999

-------------------------
    Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ            Director                       MARCH 11, 1999

-------------------------
    Reuben S. Leibowitz