Form 10-Q
period 1999-06-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 1999-08-13
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   Yes X No __.

There are no outstanding shares of Common Stock or voting securities.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)                                   Page

        Condensed Consolidated Balance Sheets
          as of June 30, 1999 and December 31, 1998....................      3

        Condensed Consolidated Statements of Income for the
          three and six months ended June 30, 1999 and 1998............      4

        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998......................      5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    10

Item 3. Quantitative and Qualitative Disclosures about Market Risk......    16

PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K..........................   17

Signatures..............................................................   18

ITEM 1.  FINANCIAL STATEMENTS
                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        JUNE 30          December 31,
                                                                                         1999               1998
                                                                                   ----------------     ---------------
                                                                                      (Unaudited)         (NOTE 1)
Assets
Rental properties:
     Land.....................................................                         $108,600           $109,318
     Depreciable property.....................................                          704,446            683,408
                                                                                   -----------------    ---------------
Total rental property.........................................                          813,046            792,726
Accumulated depreciation......................................                         (120,110)          (102,851)
                                                                                   -----------------    ---------------

Rental properties, net........................................                          692,936            689,875
Cash and cash equivalents.....................................                           12,172              9,631
Notes receivable-related party................................                            1,400              4,500
Deferred costs, net...........................................                           15,588             17,766
Properties held for sale......................................                            4,125              8,733
Other assets..................................................                           52,452             42,847
                                                                                    -----------------    --------------

TOTAL ASSETS..................................................                        $ 778,673           $773,352
                                                                                    =================    ==============
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank debt......................................                        $ 161,035           $151,035
     7.75% Unsecured Notes due 2001...........................                           99,865             99,824
     7.25% Unsecured Notes due 2007...........................                          124,727            124,712
     Construction payables....................................                            7,102             12,927
     Accounts payable and accrued expenses....................                           19,305             19,769
     Obligation under capital lease...........................                            9,530              9,612
     Accrued distribution payable.............................                           14,668              3,274
     Other liabilities........................................                           26,413             29,257
                                                                                   -----------------    ----------------
TOTAL LIABILITIES.............................................                          462,645            450,410

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 15,742 in 1999 and
        15,608 in 1998........................................                          275,904            280,391
     Limited partners units outstanding, 3,370 in 1999 and
        3,429 in 1998.........................................                           40,124             42,551
                                                                                   ------------------   -----------------
     TOTAL PARTNERS' CAPITAL..................................                          316,028            322,942
                                                                                   ------------------   -----------------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL..................                        $ 778,673          $ 773,352
                                                                                   ==================   =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                      Three Months                     Six Months
                                                                     Ended June 30,                  Ended June 30,
                                                                 1999          1998              1999          1998
                                                             ------------  ------------      ------------  ------------
Revenues:
   Base rent...............................................   $24,580       $20,815           $49,135       $40,081
   Percentage rent.........................................     2,644         1,951             5,015         3,737
   Expense reimbursements..................................     9,351         8,529            17,543        15,329
   Other income............................................     2,305           773             4,150         1,427
                                                             ----------   ------------      ------------  ------------
TOTAL REVENUES.............................................    38,880        32,068            75,843        60,574
                                                             ----------   ------------      ------------  ------------

EXPENSES:
   Interest................................................    6,404         4,708             12,687         8,833
   Operating and maintenance...............................   10,208        9,412              19,359        17,002
   Depreciation and amortization...........................    9,781         7,755             19,705        15,033
   General and administrative..............................    1,404         1,003              2,543         1,889
   Loss on writedown of asset..............................      -           4,894                -           4,894
   Other...................................................      700           667              1,118         1,295
                                                            ------------  ------------      ------------  ------------
TOTAL EXPENSES.............................................   28,497        28,439             55,412        48,946
                                                            ------------  ------------      ------------  ------------
   Net income..............................................   10,383         3,629             20,431        11,628
   Preferred unit requirement..............................   (1,047)       (1,047)            (2,094)       (2,094)
                                                            -----------   ------------      ------------  ------------
NET INCOME TO COMMON UNITHOLDERS                              $9,336        $2,582            $18,337        $9,534
                                                            ===========   ============      ============  ============
NET INCOME TO COMMON UNITHOLDERS:
   General partner.........................................   $7,671        $2,112            $15,051       $7,794
   Limited partners........................................    1,665           470              3,286        1,740
                                                            ------------  ------------      ------------  ------------
TOTAL......................................................   $9,336        $2,582            $18,337       $9,534
                                                            ============  ============      ============  ============
NET INCOME PER COMMON UNIT:
   General partner.........................................    $0.49         $0.14              $0.96        $0.51
   Limited partners........................................    $0.49         $0.14              $0.96        $0.51

Weighted average units outstanding:
   General partner.........................................   15,691        15,403             15,649       15,379
   Limited partners........................................    3,406         3,431              3,418        3,431
                                                            ------------  ------------      ------------  ------------
TOTAL......................................................   19,097        18,834             19,067       18,810

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                1999              1998
                                                                            ------------       ------------
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net income.............................................                 $20,431            $11,628
       Adjustments to reconcile net income to net cash
          provided by operating activities:
         Depreciation and amortization........................                  19,705             15,033
         Writedown of assets..................................                    -                 4,894
         Proceeds from non-compete receivable.................                   4,600                -
         Amortization of non-compete revenue..................                  (2,568)               -
         Additions to deferred lease costs....................                    (995)              (840)
         Other operating  activities..........................                     681                202
         Changes in assets and liabilities:
           Straight-line rent receivable......................                    (732)              (717)
           Other assets.......................................                   2,786              6,816
           Accounts payable and accrued expenses..............                    (423)               448
                                                                               ------------     ------------
       Net cash provided by operating activities..............                  43,485             37,464
                                                                               ------------     ------------
       Cash flows used in investing activities
       Additions to rental properties.........................                 (27,164)           (58,839)
       Additions to deferred development costs                                    (357)            (2,076)
       Proceeds from sale of center...........................                   4,483                -
       Payments from related party............................                   4,500                -
       Loan to related party..................................                  (1,400)               -
       Additions to investments in joint ventures.............                 (14,429)               -
       Other investing activities.............................                   -                   (407)
                                                                               ------------     ------------
       Net cash used in investing activities..................                 (34,367)           (61,322)
                                                                               ------------     ------------
       Cash flows from financing activities
       Distributions..........................................                 (18,167)           (17,424)
       Debt proceeds..........................................                  14,000             38,000
       Repayments of debt.....................................                  (4,000)            (4,000)
       Additions to deferred financing costs..................                    (626)            (1,143)
       Net proceeds from sale of common stock.................                   2,216              2,204
       Other financing activities.............................                    -                   (57)
                                                                               ------------     ------------
       Net cash (used in) provided by financing activities....                  (6,577)            17,580
                                                                               ------------     ------------

       Net increase (decrease) in cash and cash equivalents...                   2,541             (6,278)
       Cash and cash equivalents, beginning of period.........                   9,631             14,538
                                                                               ------------      ------------
       Cash and cash equivalents, end of period...............                 $12,172             $8,260
                                                                               ============      ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers' outlet centers. As of June 30, 1999, the Operating Partnership operated 19 centers in 11 states (the "Properties") containing approximately 5.0 million square feet of gross leasable area ("GLA"). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust.

Ownership of the Operating Partnership as of June 30, 1999 was as follows:

         General Partner           82.4%                15,742,000   units
         Limited Partners          17.6%                 3,370,000   units
                               ----------------      ---------------
                     TOTAL        100.0%                19,112,000


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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


In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Operating Partnership expects to adopt the new Statement effective January 1, 2001. The Statement will require the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Operating Partnership does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

2.    PROPERTIES HELD FOR SALE

As of June 30, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale and was sold on March 26, 1999 with no additional loss recognized.

During the second quarter of 1998, the Operating Partnership decided to sell Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter, the initial purchase offer was withdrawn and the Operating Partnership received another offer for a net selling price of $4.1 million, requiring a further writedown of $1.6 million. For the three and six month periods ended June 30, 1999, Solvang accounted for less than 1% of the Operating Partnership's revenues and net operating income.

3.  NON-COMPETE AGREEMENT

In October 1998, the OP signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. Under the terms of the agreement, the OP has withdrawn from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through the year 2002. The OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The OP has also been reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $2.6 million during the six months ended June 30, 1999.

4.    DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.30% at June 30, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 1999, $64 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Term Loan has also been extended to March 30, 2002.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (6.40% at June 30, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility.

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

Interest and loan costs of approximately $1.0 million and $3.0 million were capitalized as development costs during the six months ended June 30, 1999 and 1998, respectively.

5.  PREFERRED STOCK

In October 1997, the Company issued 1.0 million shares of 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the OP's Credit Facilities.

6.    DISTRIBUTIONS

On June 14, 1999, the Board of Directors of the Company declared a $0.72 per unit cash distribution to unitholders of record on June 30, 1999. The distribution, totaling $13.7 million, was paid on July 19, 1999.

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

9.    COMMITMENTS AND CONTINGENCIES

The OP has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans arranged by Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 1999, the Operating Partnership has provided limited debt service guaranties of approximately $14 million for two projects.

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, to jointly develop, own and operate premium outlet centers in Japan. Mitsubishi Estate is one of Japan's largest real estate companies and Nissho Iwai is one of Japan's largest conglomerates. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba (Shizuoka Prefecture) at a site on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mount Fuji and the Hakone resort area. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the OP contributed $1.7 million in equity to Chelsea Japan on July 2, 1999.

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the OP and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open in the first half of 2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the OP and as of June 30, 1999 had $2.4 million outstanding. The balance of construction costs will be funded by the construction loan and guaranteed equally by the OP and Simon.

The OP is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Operating Partnership or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the OP related to this litigation will not materially affect the financial position, operating results or liquidity of the OP.

10.        RELATED PARTY INFORMATION

During the second quarter of 1999, the OP entered into a secured loan facility agreement with certain unitholders, whereby these unitholders may borrow up to a total of $6 million from time to time until June 2004. Under the facility, in June 1999, the OP lent $1.4 million to a unitholder that issued a note which is secured by OP units, bears interest at a rate equal to three month LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004.

In September 1995, the OP transferred property with a book value of $4.8 million to the Company's former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). In January 1999, the Operating Partnership received $4.5 million as payment in full for the two notes. The remaining $0.3 million write off was recognized in December 1998.

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

GENERAL OVERVIEW

The OP has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The OP operated 19 manufacturers' outlet centers at June 30, 1999 and 1998. The OP's operating gross leasable area (GLA) at June 30, 1999 (which excludes a property held for sale), increased 8.7% to 5.0 million square feet from 4.6 million square feet at June 30, 1998. Net GLA added since July 1, 1998 is detailed as follows:


                                                     12 mos ended           6 mos ended            6 mos ended
                                                        June 30,              June 30,             December 31,
                                                         1999                   1999                   1998
                                                     ------------           ------------           ------------
Changes in GLA (sf in 000's):
NEW CENTER DEVELOPED:
    Leesburg Corner..............................        270                    -                      270
                                                     ------------           ------------           ------------
TOTAL NEW CENTER.................................        270                    -                      270

CENTERS EXPANDED:
    Wrentham Village.............................        119                    119                     -
    Woodbury Common..............................         51                     -                      51
    Camarillo....................................         45                     -                      45
    North Georgia................................         31                     -                      31
    Columbia Gorge...............................         16                     -                      16
    Other (net)..................................         17                     17                     -
                                                     ------------           ------------           ------------
TOTAL CENTERS EXPANDED...........................        279                    136                    143

CENTER SOLD:
    Lawrence Riverfront..........................       (146)                  -                      (146)
                                                     ------------           ------------           ------------
TOTAL CENTER SOLD................................       (146)                  -                      (146)

NET GLA ADDED DURING THE PERIOD                          403                    136                    267

GLA AT END OF PERIOD.............................      5,012                  5,012                  4,876

---------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998.

Net income increased $6.8 million to $10.4 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization. In addition, 1998 net income was adversely affected by the loss on writedown of asset.

Base rentals increased $3.8 million, or 18.1%, to $24.6 million for the three months ended June 30, 1999 from $20.8 million for the three months ended June 30, 1998 due to expansions, a new center opened, and higher average rents on new leases and renewals.

Percentage rents increased $0.7 million to $2.6 million for the three months ended June 30, 1999, from $1.9 million for the three months ended June 30, 1998. The increase was primarily due to the opening of one new center in 1998, expansions, increased tenant sales and a higher number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.8 million, or 9.6%, to $9.3 million for the three months ended June 30, 1999 from $8.5 million for the three months ended June 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 91.6% in the second quarter of 1999, compared to 90.6% in the second quarter of 1998.

Other income increased $1.5 million to $2.3 million for the three months ended June 30, 1999, from $0.8 million for the three months ended June 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest in excess of amounts capitalized increased $1.7 million to $6.4 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $0.8 million, or 8.5%, to $10.2 million for the three months ended June 30, 1999 from $9.4 million for the three months ended June 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $2.0 million, or 26.1%, to $9.8 million for the three months ended June 30, 1999 from $7.8 million for the three months ended June 30, 1998. The increase was due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.4 million to $1.4 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 primarily due to increased personnel, overhead costs and an accrual for deferred compensation.

The loss on writedown of asset of $4.9 million for the three months ended June 30, 1998 is the result of valuing a center held for sale at its estimated fair value.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

Net income increased $8.8 million to $20.4 million for the six months ended June 30, 1999, from $11.6 million for the six months ended June 30, 1998. Increases in revenues, primarily the result of expansions and a new center opening, were offset by higher interest expense and increases in depreciation and amortization. In addition, 1998 net income was adversely affected by the loss on writedown of asset.

Base rentals increased $9.1 million, or 22.6%, to $49.2 million for the six months ended June 30, 1999, from $40.1 million for the six months ended June 30, 1998, due to expansions, a new center opening and higher average rents on new leases and renewals.

Percentage rents increased $1.3 million to $5.0 million for the six months ended June 30, 1999 from $3.7 million for the six months ended June 30, 1998. The increase was primarily due to the opening of one new center, expansions of existing centers and increases in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.2 million, or 14.4%, to $17.5 million for the six months ended June 30, 1999 from $15.3 million for the six months ended June 30, 1998, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.6% in 1999 compared to 90.2% in 1998.

Other income increased $2.7 million to $4.1 million for the six months ended June 30, 1999 from $1.4 million for the six months ended June 30, 1998. The increase is primarily the result of income from the agreement not to compete with the Mills Corporation in Houston, Texas.

Interest in excess of amounts capitalized increased $3.9 million to $12.7 million for the six months ended June 30, 1999 from $8.8 million for the six months ended June 30, 1998 primarily due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $2.4 million, or 13.9%, to $19.4 million for the six months ended June 30, 1999 from $17.0 million for the six months ended June 30, 1998. The increase was primarily due to costs related to expansions and a new center opening.

Depreciation and amortization expense increased $4.7 million, or 31.1%, to $19.7 million for the six months ended June 30, 1999 from $15.0 million for the six months ended June 30, 1998. The increase was primarily due to depreciation of expansions and a new center opening in 1998.

General and administrative expenses increased $0.6 million to $2.5 million for the six months ended June 30, 1999 from $1.9 million for the six months ended June 30, 1998. The increase was primarily due to increased personnel, overhead costs and an accrual for deferred compensation.

The loss on writedown of asset of $4.9 million for the six months ended June 30, 1998 is from valuing a center held for sale at its estimated fair value.

Other expenses decreased $0.2 million to $1.1 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June 30, 1998. The decrease was primarily due to reduced legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Operating Partnership believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow during 1999 is expected to increase with a full year of operations of the 776,000 square feet of GLA added during 1998, including the opening of Leesburg Corner Premium Outlets in October 1998, and expansions of approximately 355,000 square feet in 1999. In addition, at June 30, 1999 the Operating Partnership had $64.0 million available under its Senior Credit Facility, access to the public markets through shelf registrations covering $200 million of equity and $175 million of debt, and cash equivalents of $12.2 million.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the Operating Partnership anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Distributions declared and recorded during the six months ended June 30, 1999 were $13.7 million, or $1.44 per unit. The Operating Partnership's distribution payout ratio as a percentage of net income before depreciation and amortization, exclusive of amortization of deferred financing costs, minority interest and extraordinary item ("FFO") was 74.0% during the six months ended June 30, 1999. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing 84% of the Senior Credit Facility have agreed to extend the Facility until March 30, 2002. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.30% at June 30, 1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

The 120,000 square-foot third phase of Wrentham Village Premium Outlets (Wrentham, Massachusetts) opened in May 1999. Other expansions totaling approximately 285,000 square feet of GLA are under construction and scheduled to open in the next 12 months, including the 100,000 square-foot fourth phase of North Georgia Premium Outlets (Dawsonville, Georgia); the 90,000 square-foot second phase of Leesburg Corner Premium Outlets (Leesburg, Virginia); the 50,000 square-foot fourth phase of Folsom Premium Outlets (Folsom, California); and the 45,000 square-foot fourth phase of Camarillo Premium Outlets (Camarillo, California). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding joint venture projects with Simon Property Group, Inc. ("Simon"), the Company anticipates 1999 development and construction costs of $50 million to $60 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings.

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by the OP and as of June 30, 1999, there was $2.4 million outstanding on the loan. The balance of construction costs will be funded by the construction loan and guaranteed equally by the OP and Simon.

The OP announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The OP has also been reimbursed for its share of land costs, development costs and fees related to the project.

The Operating Partnership has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Operating Partnership Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP's total investment in Europe as of March 1999 are approximately $4.8 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 1999, the OP has provided limited debt service guaranties of approximately $14 million for two projects.

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, to jointly develop, own and operate premium outlet centers in Japan. Mitsubishi Estate is one of Japan's largest real estate companies and Nissho Iwai is one of Japan's largest conglomerates. The joint venture, known as Chelsea Japan Co., Ltd. (Chelsea Japan) intends to develop its initial project in the city of Gotemba (Shizuoka Prefecture) at a site on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mount Fuji and the Hakone resort area. Groundbreaking for the 220,000 square-foot first phase is expected to take place later this year, with opening scheduled for mid-2000. In conjunction with the agreement, the OP contributed $1.7 million in equity to Chelsea Japan on July 2, 1999. The OP is currently negotiating a yen denominated line of credit with certain members of its bank group to fund its share of construction costs.

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

Net cash provided by operating activities increased $6.0 million for the six months ended June 30, 1999 compared to the corresponding 1998 period, primarily due to the growth of the OP's GLA to 5.0 million square feet in 1999 from 4.6 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $27.0 million for the six months ended June 30, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. At June 30, 1999, net cash used in financing activities increased by $24.2 million primarily due to higher borrowings for construction during the 1998 first and second quarters.

YEAR 2000 COMPLIANCE

The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The OP has taken Y2K initiatives in three general areas which represent the areas that could have an impact on the
OP: information technology systems, non-information technology systems and third-party issues. The following is a summary of these initiatives:

INFORMATION TECHNOLOGY: The OP has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The OP's assessment and testing of existing equipment revealed that its hardware, network operating systems and most of the software applications are Y2K compliant. The exceptions were the DOS-based accounting systems which were upgraded and replaced at the beginning of 1999 to make them compatible with Windows applications primarily used by the OP.

NON-INFORMATION TECHNOLOGY: Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. The OP has reviewed the corporate facility management systems and made inquiry of the building owner/manager and concluded that the corporate office building systems including telephone, utilities, fire and security systems are Y2K compliant. The OP has identified date-sensitive systems and equipment including HVAC units, telephones, security systems and alarms, fire and flood warning systems and general office systems at its outlet centers. Assessment and testing of critical systems has been substantially completed and deemed Y2K compliant. Virtually all of the non-critical systems have been assessed and tested and are either Y2K compliant or have manual control features that the OP can manipulate so that the systems' dates are reflected accurately. Any non-critical systems that may be identified as non-compliant will be replaced if necessary. Based on the OP's assessment to date, no systems have been identified which would require replacement. Therefore, the cost of replacement is not expected to be significant.

THIRD PARTIES: The OP has third-party relationships with approximately 400 tenants and 4,000 suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The OP has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the OP's readiness. The majority of the OP's vendors are small suppliers that the OP believes can manually execute their business and are readily replaceable. Management also believes there is no material risk of being unable to procure necessary supplies and services. Third-party assessment is approximately 75% complete and expected to be completed in all material respects by September 30, 1999. The OP continues to monitor Y2K disclosures in SEC filings of publicly-owned third parties.

COSTS: The accounting software upgrade and conversion were executed under maintenance and support agreements with software vendors. The total cost of the accounting conversion which the OP had previously commenced during the 1998 third quarter has been approximately $200,000 including the Y2K portion of the conversion that cannot be readily identified and is not material to the operating results or financial position of the OP.

The identification and remediation of systems at the outlet centers is being accomplished by in-house business systems personnel and outlet center general managers whose costs are recorded as normal operating expense. The assessment of third-party readiness is also being conducted by in-house personnel whose costs are recorded as normal operating expenses. The OP is not yet in a position to estimate the cost of third-party compliance issues, but has no reason to believe, based upon its evaluations to date, that such costs will exceed $100,000.

RISKS: The principal risks to the OP relating to information technology is failure to correctly bill tenants by December 31, 1999 and to pay invoices when due. Management believes it has adequate resources, or could obtain the needed resources, to manually bill tenants and pay bills if necessary until the systems became operational.

The principal risks to the OP relating to non-information technology at the outlet centers are failure to identify time-sensitive systems and inability to find a suitable replacement system. The OP's assessment of critical systems has revealed Y2K compliance. The OP believes that adequate replacement components or new systems are available, if necessary, at reasonable prices and are in good supply.

The principal risks to the OP in its relationships with third parties are the failure of third-party systems used to conduct business such as tenants being unable to stock stores with merchandise, use cash registers and pay invoices; banks being unable to process receipts and disbursements; vendors being unable to supply needed materials and services to the centers; and processing of outsourced employee payroll. Based on Y2K compliance work done to date, the OP has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or can not be replaced within an acceptable timeframe. The OP will continue to obtain compliance certification from suppliers of key services as these certifications are available.

CONTINGENCY PLANS: The OP is in the process of establishing Y2K contingency plans to further mitigate Y2K risks.

The OP's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from tenant and vendor compliance efforts. No assurance can be given that the OP will be able to address the Y2K issues for all its systems in a timely manner or that it will not encounter unexpected difficulties or significant expenses relating to adequately addressing the Y2K issue. If the OP or the major tenants or vendors with whom the OP does business fail to address their major Y2K issues, the OP's operating results or financial position could be materially adversely affected.

FUNDS FROM OPERATIONS
Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is net income applicable to common unitholders, loss on writedown of asset and depreciation and amortization, reduced by amortization of deferred financing costs, depreciation of non-real estate assets, and preferred distributions. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                          1999                 1998               1999                1998
                                                      --------------      ---------------     ------------        -----------
Net income to common unitholders .....................   $9,336               $2,582            $18,337             $9,534
Add back:
  Depreciation and amortization.......................    9,781                7,755             19,705             15,033
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets.....     (476)                (329)              (911)              (729)
  Loss on writedown of asset..........................       -                 4,894                 -               4,894
                                                       --------------      -------------      -------------      ------------
FFO...................................................  $18,641              $14,902            $37,131             $28,732
                                                       ==============      ==============    ==============      ============
Average units outstanding.............................   19,097               18,834             19,067              18,810
Distributions declared per share......................    $0.72                $0.69              $1.44               $1.38


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

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

The Operating Partnership did not file any reports on Form 8-K during the three months ended June 30, 1999.

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



                                 CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                 By:  CHELSEA GCA REALTY, INC.
                                       Its General Partner


                                 By: /S/ MICHAEL J. CLARKE
                                    -------------------------------
                                    Michael J. Clarke
                                    Chief Financial Officer

Date:  August 12, 1999