Form 10-K
period 1999-12-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-03-10
CIK 1002235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X No __

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement of Chelsea GCA Realty, Inc. relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III as set forth herein.


                                     PART I

ITEM 1.  BUSINESS

THE OPERATING PARTNERSHIP

Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"or "OP"), is 82.6% owned and managed by its sole general partner, Chelsea GCA Realty, Inc. ("Chelsea GCA" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The Operating Partnership owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers' outlet centers. At the end of 1999, the OP owned and operated 19 centers (the "Properties") with approximately 5.2 million square feet of gross leasable area ("GLA") in 11 states. At December 31, 1999, the Company had approximately 424,000 square feet of wholly-owned new GLA under construction, comprising the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas - located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers; these openings and expansions are part of a total of approximately 550,000 square feet of wholly-owned new space scheduled for completion in 2000. Additionally, construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and phase one of Gotemba Premium Outlets ("GPO") a 220,000 square foot center located in Gotemba, outside of Tokyo, Japan. OPO is a joint venture project between the Company and Simon Property Group, Inc. ("Simon") and is scheduled to open as a single phase in mid-2000. GPO is a joint venture project 40% owned by the Company and 30% each by Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, and is scheduled to open mid-2000. The Company's existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

The Operating Partnership's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111).

RECENT DEVELOPMENTS

Between January 1, 1999 and December 31, 1999, the OP added 340,000 square feet of GLA to its portfolio as a result of four expansions.

A summary of expansion activity from January 1, 1999 through December 31, 1999 is contained below:

                                       OPENING          GLA          NUMBER
PROPERTY                               DATE(S)       (SQ. FT.)     OF STORES    CERTAIN TENANTS
--------
                                     ------------  --------------  -----------

As of January 1, 1999                               4,876,000         1,282
Expansions:
     Wrentham Village                    5/99         120,000            35     Banana Republic, Guess, Eddie Bauer,
                                                                                Zales
     North Georgia                     9-12/99        103,000            26     Banana Republic, Lego, Nike, Zales
     Leesburg Corner                    11/99          55,000            15     Adidas, Bose, Cole-Haan, Movado,
                                                                                Williams-Sonoma
     Camarillo Premium Outlets          11/99          45,000             9     Banana Republic, Coach, Polo Ralph
                                                                                Lauren, Tommy Hilfiger
     Other (net)                                       17,000            (3)
                                                   --------------  -----------
          Total expansions                            340,000            82
                                                   --------------  -----------

As of December 31, 1999                             5,216,000         1,364
                                                   ==============  ===========

The most recent newly developed or expanded centers are discussed below:

WRENTHAM VILLAGE PREMIUM OUTLETS, WRENTHAM, MASSACHUSETTS. Wrentham Village Premium Outlets, a 473,000 square foot center containing 125 stores, opened in three phases in October 1997, May 1998 and May 1999. The center is located near the junction of Interstates 95 and 495 between Boston and Providence. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 3.9 million, 6.9 million and 10.3 million, respectively. Average household income within a 30-mile radius is approximately $52,000.

NORTH GEORGIA PREMIUM OUTLETS, DAWSONVILLE, GEORGIA. North Georgia Premium Outlets, a 537,000 square foot center containing 135 stores, opened in four phases, in May 1996, May 1997, October 1998 and September 1999. The center is located 40 miles north of Atlanta on Georgia State Highway 400 bordering Lake Lanier, at the gateway to the North Georgia mountains. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 700,000, 3.6 million and
5.8 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

LEESBURG CORNER PREMIUM OUTLETS, LEESBURG, VIRGINIA. Leesburg Corner Premium Outlets, a 325,000 square foot center containing 73 stores, opened in two phases, in October 1998 and November 1999. The center is located 35 miles northwest of Washington, DC at the intersection of Routes 7 and 15. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.4 million, 7.1 million and 9.8 million, respectively. Average household income within a 30-mile radius is approximately $78,000.

CAMARILLO PREMIUM OUTLETS, CAMARILLO, CALIFORNIA. Camarillo Premium Outlets, a 454,000 square foot center containing 124 stores, opened in eight phases, from March 1995 through November 1999. The center is located 48 miles north of Los Angeles, about 55 miles south of Santa Barbara on Highway 101. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 1.1 million, 8.3 million and 14.6 million, respectively. Average household income within a 30-mile radius is approximately $66,000.

The OP has started construction on approximately 424,000 square feet of wholly-owned new GLA scheduled for completion in 2000, including the 232,000 square-foot first phase of Allen Premium Outlets, the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers. In addition construction is well underway on two joint venture projects, Orlando Premium Outlets, a 430,000 square-foot center located in Orlando, Florida and the 220,000 square-foot first phase of Gotemba Premium Outlets, located outside Tokyo, Japan. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

STRATEGIC ALLIANCE AND JOINT VENTURES

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") is developing its initial project in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce during the next quarter a project outside Osaka, the second-largest city in Japan, to open in late 2000.

In May 1997, the OP announced the formation of a strategic alliance with Simon to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The OP and Simon are co-managing general partners, each with 50% ownership of the joint venture and any entities formed with respect to specific projects; the OP will have primary responsibility for the day-to-day activities of each project. In conjunction with the alliance, on June 16, 1997, the OP completed the sale of 1.4 million shares of common stock to Simon for an aggregate price of $50 million. Proceeds from the sale were used to repay borrowings under the Credit Facilities. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at February 2000 owned, had an interest in and/or managed approximately 184 million square feet of retail and mixed-use properties in 36 states.

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

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the project costs. The loan is 50% guaranteed by each of the OP and Simon and as of December 31, 1999, $20.8 million was outstanding.

ORGANIZATION OF THE OPERATING PARTNERSHIP

The Operating Partnership was formed through the merger in 1993 of The Chelsea Group ("Chelsea") and Ginsburg Craig Associates ("GCA"), two leading outlet center development companies, providing for greater access to the public and private capital markets. Virtually all of the Properties are held by and all of its business activities conducted through the Operating Partnership. The Company (which owned 82.6% in the Operating Partnership as of December 31, 1999) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

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

BUSINESS OF THE OPERATING PARTNERSHIP

The OP believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

STRONG TENANT RELATIONSHIPS. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Cole Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Nike, Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen), Timberland and Sara Lee (Champion, Hanes, Coach Leather). The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

HIGH QUALITY PROPERTY PORTFOLIO. The Properties generated weighted average reported tenant sales during 1999 of $377 per square foot, the highest in the industry. As a result, the OP has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

MANAGEMENT EXPERTISE. The OP believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

GROWTH STRATEGY

The OP seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

INCREASING RENTS AT EXISTING CENTERS. The OP's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by underperforming tenants; and continuing to sign leases that provide for percentage rents.

DEVELOPING NEW CENTERS AND EXPANDING EXISTING CENTERS. The OP believes that there continue to be significant opportunities to develop manufacturers' outlet centers across the United States. The OP intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The OP expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The OP believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

ACQUIRING AND REDEVELOPING CENTERS. The OP intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The OP believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute acquisitions competitively. Furthermore, management believes that the OP will be able to enhance the operation of acquired properties as a result of its (i) strong tenant relationships with both national and upscale fashion retailers; and (ii) development, marketing and management expertise as a full-service real estate organization. Additionally, the OP may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the OP.

INTERNATIONAL DEVELOPMENT. The OP intends to develop, own and operate premium outlet centers in Japan through its joint venture OP, Chelsea Japan Co., Ltd. Chelsea Japan is currently developing its first outlet center in Gotemba, located outside Tokyo, and is seeking governmental approval on another site outside Osaka, Japan. The OP believes that there are significant opportunities to develop manufacturers' outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The OP has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP's total investment in Europe as of February 2000 is approximately $4.5 million. The OP has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the OP has provided limited debt service guarantees of approximately $20 million for three projects.

OPERATING STRATEGY

The OP's primary business objective is to enhance the value of its properties and operations by increasing cash flow. The OP plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

LEASING. The OP pursues an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men's, women's and children's ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. The OP continually monitors tenant mix, store size, store location and sales performance, and works with tenants to improve each center through re-sizing, re-location and joint promotion.

MARKET AND SITE SELECTION. To ensure a sound long-term customer base, the OP generally seeks to develop sites near densely-populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the OP believes that these areas provide the most attractive long-term demographic characteristics.

The OP generally seeks to develop sites that can support at least 400,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

MARKETING. The OP pursues an active, property-specific marketing strategy using a variety of media including newspapers, television, radio, billboards, regional magazines, guide books and direct mailings. The centers are marketed to tour groups, conventions and corporations; additionally, each property participates in joint destination marketing efforts with other area attractions and accommodations. Virtually all consumer marketing expenses incurred by the OP are reimbursable by tenants.

PROPERTY DESIGN AND MANAGEMENT. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the OP's 388 full-time and 99 part-time employees, 286 full-time and 97 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

FINANCING

The OP seeks to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity offerings.

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

In November 1998, the OP obtained a $60 million term loan that expires April 2000 and bears interest at a rate of London Interbank Offered Rate (LIBOR) plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The OP is currently exploring several refinancing alternatives including an extension or payoff of this loan.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate of LIBOR plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In October 1997, the OP completed a $125 million offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the OP's Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes.

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, with a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the OP. The Preferred Stock is redeemable on or after October 15, 2027 at the OP's option. Net proceeds from the offering were used to repay borrowings under the OP's Credit Facilities.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the OP. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors.

COMPETITION

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Properties generally are the leading manufacturers' outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

ENVIRONMENTAL MATTERS

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP's financial position and results of operations.

PERSONNEL

As of December 31, 1999, the OP had 388 full-time and 99 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

ITEM 2.  PROPERTIES

The Properties are upscale, fashion-oriented manufacturers' outlet centers located near large metropolitan areas, including New York City, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1999 and contained approximately 1,400 stores with approximately 450 different tenants. During 1999 and 1998, the Properties generated weighted average tenant sales of $377 and $360 per square foot, respectively. As of December 31, 1999, the OP had 19 operating outlet centers. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease. The OP manages all of its Properties.

Approximately 34% and 35% of the OP's revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the OP's two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason might have a material adverse effect on the OP. In addition, approximately 30% and 34% of the OP's revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the OP's centers in California, including Desert Hills.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues or total GLA; and only two tenants occupy more than 4% of the OP's total GLA. As a result, and considering the OP's past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.


Set forth in the table below is certain property information as of December 31,1999:


                                            YEAR        GLA        NO. OF
NAME/LOCATION                               OPENED    (SQ. FT.)    STORES    CERTAIN TENANTS
                                           ---------  ----------  ---------  --------------------------------------------

Woodbury Common                              1985      841,000       213     Brooks Brothers, Calvin Klein, Coach
 Central Valley, NY (New York City                                           Leather, Gap, Gucci, Last Call Neiman Marcus,
 metro area)                                                                 Polo Ralph Lauren

North Georgia                                1996      537,000       135     Brooks Brothers, Donna Karan, Gap,
 Dawsonville, GA (Atlanta metro area)                                        Nautica, Off 5th-Saks Fifth Avenue, Williams-Sonoma

Desert Hills                                 1990      475,000       120     Burberry, Coach Leather, Giorgio Armani,
 Cabazon, CA (Palm Springs-Los Angeles area)                                 Gucci, Nautica, Polo Ralph Lauren, Tommy Hilfiger

Wrentham Village                             1997      473,000       125     Brooks Brothers, Calvin Klein, Donna Karan,
 Wrentham, MA (Boston/Providence metro area)                                 Gap, Polo Jeans Co., Sony, Versace

Camarillo Premium Outlets                    1995      454,000       124     Ann Taylor, Barneys New York, Bose,
 Camarillo, CA (Los Angeles metro area)                                      Cole-Haan, Donna Karan, Jones NY, Off 5th-Saks Fifth
                                                                             Avenue

Leesburg Corner                              1998      325,000        73     Banana Republic, Brooks Brothers, Gap,
 Leesburg, VA (Washington DC area)                                           Donna Karan, Off 5th-Saks Fifth Avenue

Aurora Premium Outlets                       1987      297,000        69     Ann Taylor, Bose, Brooks Brothers,
 Aurora, OH (Cleveland metro area)                                           Carters, Liz Claiborne, Nautica, Off 5th-Saks Fifth
                                                                             Avenue

Clinton Crossing                             1996      272,000        67     Coach Leather, Crate & Barrel, Donna
 Clinton, CT (I-95/NY-New England                                            Karan, Gap, Off 5th-Saks Fifth Avenue, Polo Ralph
 corridor)                                                                   Lauren

Folsom Premium Outlets                       1990      246,000        68     Bass, Donna Karan, Gap, Liz Claiborne,
 Folsom, CA (Sacramento metro area)                                          Nike, Off 5th-Saks Fifth Avenue

Waikele Premium Outlets (1)                  1997      214,000        52     Barneys New York, Bose, Donna Karan, Guess,
 Waipahu, HI (Honolulu area)                                                 Polo Jeans Co., Off 5th-Saks Fifth Avenue

Petaluma Village                             1994      196,000        51     Ann Taylor, Bose, Brooks Brothers, Donna
 Petaluma, CA (San Francisco metro area)                                     Karan, Off 5th-Saks Fifth Avenue

Napa Premium Outlets                         1994      171,000        48     Cole-Haan, Dansk, Ellen Tracy, Esprit, J.
 Napa, CA (Napa Valley)                                                      Crew, Nautica, Timberland, TSE Cashmere

Columbia Gorge                               1991      164,000        44     Adidas, Carter's, Gap, Harry & David,
 Troutdale, OR (Portland metro area)                                         Mikasa

Liberty Village                              1981      157,000        56     Calvin Klein, Donna Karan, Ellen Tracy,
 Flemington, NJ (New York-Phila. metro                                       Polo Ralph Lauren, Tommy Hilfiger
 area)

American Tin Cannery                         1987      135,000        48     Anne Klein, Bass, Carole Little, Nine West,
 Pacific Grove, CA (Monterey Peninsula)                                      Reebok, Totes

Santa Fe Premium Outlets                     1993      125,000        40     Brooks Brothers, Coach Leather, Donna
 Santa Fe, NM                                                                Karan, Liz Claiborne, Nine West

Patriot Plaza                                1986       76,000        11     Lenox, Polo Ralph Lauren, WestPoint Stevens
 Williamsburg, VA (Norfolk-Richmond
 area)

Mammoth Premium Outlets                      1990       35,000        11     Bass, Polo Ralph Lauren
 Mammoth Lakes, CA (Yosemite National Park)

St. Helena Premium Outlets                   1992       23,000         9     Brooks Brothers, Coach Leather, Donna
 St. Helena, CA (Napa Valley)                                                Karan, Joan & David
                                                     ----------  ---------
   Total                                             5,216,000     1,364
                                                     ==========  =========
(1)  Acquired in March 1997


The OP rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional development office in Newport Beach, California.

ITEM 3.  LEGAL PROCEEDINGS

The OP is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the OP's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY MATTERS

None.

ITEM 6: SELECTED FINANCIAL DATA
                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
              (IN THOUSANDS EXCEPT PER UNIT, AND NUMBER OF CENTERS)

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                             --------------------------------------------------------------
OPERATING DATA:                                                   1999        1998         1997        1996        1995
                                                               ---------   ---------    ---------   ---------   ---------

Rental revenue..........................................      $114,485     $99,976      $81,531     $63,792     $51,361
Total revenues..........................................       162,926     139,315      113,417      91,356      72,515
Loss on writedown of assets.............................           694      15,713            -           -           -
Total expenses..........................................       115,370     113,879       78,262      59,996      41,814
Income before minority interest
    and extraordinary item..............................        47,556      25,436       35,155      31,360      29,650
Minority interest.......................................             -           -         (127)       (257)       (285)
Income before extraordinary item........................        47,556      25,436       35,028      31,103      29,365
Extraordinary item - loss on retirement of debt.........             -        (345)        (252)       (902)          -
Net income..............................................        47,556      25,091       34,776      30,201      29,365
Preferred distribution..................................        (6,137)     (4,188)        (907)          -           -
Net income to common unitholders........................       $41,419     $20,903      $33,869     $30,201     $29,365
Net income per common unit:
    General partner (including $0.02 and $0.01 net
    loss per unit from extraordinary item
    in 1998 and 1997, respectively).....................         $2.17       $1.11        $1.88       $1.77       $1.75
    Limited partner (including $0.02 and $0.01 net
    loss per unit from extraordinary item
    in 1998 and 1997, respectively).....................         $2.16       $1.09        $1.87       $1.76       $1.75

OWNERSHIP INTEREST:
General partner.........................................        15,742      15,440       14,605      11,802      11,188
Limited partners........................................         3,389       3,431        3,435       5,316       5,601
                                                             ---------   ---------    ---------   ---------   ---------
Weighted average units outstanding......................        19,131      18,871       18,040      17,118      16,789

BALANCE SHEET DATA:
Rental properties before accumulated
    depreciation........................................      $848,813    $792,726     $708,933    $512,354    $415,983
Total assets............................................       806,055     773,352      688,029     502,212     408,053
Total liabilities  .....................................       426,198     450,410      342,106     240,878     141,577
Minority interest.......................................             -           -            -       5,698       5,441
Partners' capital.......................................       379,857     322,942      345,923     255,636     261,035
Distributions declared per common unit..................         $2.88       $2.76        $2.58      $2.355      $2.135

OTHER DATA:
Funds from operations to common unitholders (1)                $79,980     $67,994      $57,417     $48,616     $41,870
Cash flows from:
   Operating activities.................................       $87,590     $78,731      $56,594     $53,510     $36,797
   Investing activities.................................       (77,578)   (119,807)    (199,250)    (99,568)    (82,393)
   Financing activities.................................       (10,781)     36,169      143,308      55,957      40,474

GLA at end of period....................................         5,216       4,876        4,308       3,610       2,934
Weighted average GLA (2)................................         4,995       4,614        3,935       3,255       2,680
Centers at end of the period............................            19          19           20          18          16
New centers opened......................................             -           1            1           2           1
Centers expanded........................................             4           7            5           5           7
Center sold.............................................             1           -            -           -           1
Centers held for sale...................................             1           2            -           -           -
Center acquired.........................................             -           -            1           -           -

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

GENERAL OVERVIEW

At December 31, 1999 and 1998, the OP operated 19 manufacturers' outlet centers, compared to 20 at the end of 1997. The OP's operating gross leasable area ("GLA") at December 31, 1999 was 5.2 million square feet compared to 4.9 million square feet and 4.3 million square feet at December 31, 1998 and 1997, respectively.

From January 1, 1997 to December 31, 1999, the OP grew by increasing rents at its operating centers, opening two new centers, acquiring one center and expanding nine centers. The 1.6 million square feet ("sf") of net GLA added is detailed as follows:

                                                       SINCE
                                                    JANUARY 1,
                                                       1997             1999              1998             1997
                                                   --------------   --------------    --------------   --------------
CHANGES IN GLA (SF IN 000'S):
   NEW CENTERS DEVELOPED:
         Leesburg Corner                                 270                -               270                -
         Wrentham Village                                227                -                 -              227
                                                   --------------   --------------    --------------   --------------
   TOTAL NEW CENTERS                                     497                -               270              227

   CENTERS EXPANDED:
         Wrentham Village                                246              120               126                -
         North Georgia                                   245              103                31              111
         Leesburg Corner                                  55               55                 -                -
         Camarillo Premium Outlets                       175               45                45               85
         Woodbury Common                                 268                -               268                -
         Folsom Premium Outlets                           34                -                19               15
         Columbia Gorge                                   16                -                16                -
         Desert Hills                                     42                -                 6               36
         Liberty Village                                  12                -                 -               12
         Other                                             -               17               (15)              (2)
                                                    --------------   --------------   --------------    --------------
   TOTAL CENTERS EXPANDED                              1,093              340               496              257

   CENTERS HELD FOR SALE:
         Solvang Designer Outlets                        (52)               -               (52)               -
         Lawrence Riverfront                            (146)               -              (146)               -
                                                   --------------   --------------    --------------   --------------
                                                        (198)               -              (198)               -

   CENTER ACQUIRED:
         Waikele Premium Outlets                         214                -                 -              214
                                                   --------------   --------------    --------------   --------------
NET GLA ADDED DURING THE PERIOD                        1,606              340               568              698

OTHER DATA:
         GLA at end of period                                           5,216             4,876            4,308
         Weighted average GLA (1)                                       4,995             4,614            3,935
         Centers in operation at end of period                             19                19               20
         New centers opened                                                 -                 1                1
         Centers expanded                                                   4                 7                5
         Centers sold                                                       1                 -                -
         Centers held for sale                                              1                 2                -
         Center acquired                                                    -                 -                1

NOTE:  (1)  Average GLA weighted by months in operation

The OP's centers produced weighted average reported tenant sales of approximately $377 per square foot in 1999 and $360 per square foot in 1998 and 1997.

Two of the OP's centers, Woodbury Common and Desert Hills, generated approximately 34%, 35% and 34% of the OP's total revenue for the years 1999, 1998 and 1997, respectively. In addition, approximately 30%, 34%, and 38% of the OP's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the OP's centers in California, including Desert Hills.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues or total GLA; and only two tenants occupy more than 4% of the OP's total GLA. In view of these statistics and the OP's past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest and extraordinary item. The minority interest in net income varies from period to period as a result of changes in the OP's 50% investment in Solvang prior to June 30, 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Operating income before interest, depreciation and amortization increased $18.6 million, or 19.8%, to $112.2 million in 1999 from $93.6 million in 1998. This increase was primarily the result of expansions and a new center opening during 1999 and 1998.

Base rentals increased $12.2 million, or 14.1%, to $98.8 million in 1999 from $86.6 million in 1998 due to expansions, a new center opening in 1998 and higher average rents. Base rental revenue per weighted average square foot increased to $19.79 in 1999 from $18.77 in 1998 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $2.3 million, or 16.9%, to $15.7 million in 1999 from $13.4 million in 1998. The increase was primarily due to a new center opening in 1998, expansions of existing centers and increase in tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.4 million, or 12.5%, to $39.7 million in 1999 from $35.3 million in 1998, due to the recovery of operating and maintenance costs from increased GLA. On a weighted average square foot basis, expense reimbursements increased 3.9% to $7.96 in 1999 from $7.66 in 1998. The average recovery of reimbursable expenses was 90.8% in 1999 compared to 91.3% in 1998.

Other income increased $4.7 million to $8.7 million in 1999 from $4.0 million in 1998. The increase was primarily due to income from the agreement not to compete with the Mills Corporation in the Houston, Texas area.

Interest, in excess of amounts capitalized, increased $4.2 million to $24.2 million in 1999 from $20.0 million in 1998, due to higher debt balances from increased GLA in operation.

Operating and maintenance expenses increased $5.1 million, or 13.1%, to $43.8 million in 1999 from $38.7 million in 1998. The increase was primarily due to costs related to increased GLA. On a weighted average square foot basis, operating and maintenance expenses increased 4.4% to $8.76 in 1999 from $8.39 in 1998 as a result of increased real estate tax and promotion costs.

General and administrative expenses remained stable at $4.8 million during 1999 and 1998.

Depreciation and amortization expense increased $7.2 million to $39.7 million in 1999 from $32.5 million in 1998. The increase was due to depreciation of expansions and a new center opened in 1998.

The loss on writedown of assets of $0.7 million in 1999 and $15.7 million in 1998 was attributable to the re-valuation of two centers held for sale at their estimated fair values and the write-off of pre-development costs of an abandoned site.

Other expenses remained stable at $2.1 million during 1999 and 1998.

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

The loss on writedown of assets of $15.7 million in 1998 was attributable to the re-valuation of two centers held for sale at their estimated fair values and the write-off of pre-development costs of an abandoned site.

Other expenses decreased $0.4 million to $2.2 million in 1998 from $2.6 million in 1997. The decrease was primarily due to recoveries of bad debts previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow in 1999 of $87.6 million is expected to increase with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 853,000 square feet in 2000, which includes the OP's 50% ownership share in Orlando Premium Outlets and 40% ownership share in Gotemba Premium Outlets. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $8.9 million; construction loans for the Orlando and Allen projects; a yen denominated line of credit for the OP's share of projects in Japan; and approximately $90 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets through its $175 million debt shelf registration and if current market conditions become favorable through its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for distributions. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded in 1999 were $55.2 million or $2.88 per unit. The OP's 1999 distribution payout ratio as a percentage of net income before minority interest, loss on writedown of assets and depreciation and amortization, exclusive of amortization of deferred financing costs, ("FFO") was 69%. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are not convertible to any other securities of the OP or Company. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a new $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR spread ranges from 0.85% to 1.25% depending on the Operating Partnership's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In November 1998, the OP obtained a $60 million term loan which expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The OP is currently exploring several refinancing alternatives including extension and payoff of this loan.

The OP is in the process of planning development for 2000 and beyond. At December 31, 1999, approximately 424,000 square feet of the OP's planned 2000 development was under construction, including of the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas - located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two other centers. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding separately financed joint venture projects, the OP anticipates 2000 development and construction costs of $40 million to $50 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings, except Allen Premium Outlets. In February 2000, an affiliate of the OP entered into a $40 million construction loan agreement that is expected to fund approximately 75% of the costs of the Allen project. The loan is guaranteed by the OP.

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the OP and Simon and as of December 31, 1999, $20.8 million was outstanding.

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid- 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce a project outside Osaka, the second-largest city in Japan, to open in late 2000.

The OP has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP's total investment in Europe as of February 2000 is approximately $4.5 million. The OP has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the OP has provided limited debt service guaranties of approximately $20 million for three projects.

The OP announced in October 1998 that it sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The OP has also been reimbursed for its share of land costs, development costs and fees related to the project.

To achieve planned growth and favorable returns in both the short and long-term, the OP's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities was $87.6 million and $78.7 million for the years ended December 31, 1999 and 1998, respectively. The increase was primarily due to the growth of the OP's GLA to 5.2 million square feet in 1999 from 4.9 million square feet in 1998 and receipt of payment on a non-compete receivable. Net cash used in investing activities decreased $42.2 million for the year ended December 31, 1999 compared to the corresponding 1998 period, as a result of decreased construction activity, proceeds from sale of a center and receipt of payment on a note receivable. For the year ended December 31, 1999, net cash provided by financing activities decreased by $47.0 million primarily due to higher borrowings during 1998 offset in part by the sale of preferred units in September 1999. Proceeds from the sale were used to repay borrowings under the OP's Senior Credit Facility.

Net cash provided by operating activities was $78.7 million and $56.6 million for the years ended December 31, 1998 and 1997, respectively. The increase was primarily due to the growth of the OP's GLA to 4.9 million square feet in 1998 from 4.3 million square feet in 1997. Net cash used in investing activities decreased $79.4 million for the year ended December 31, 1998 compared to the corresponding 1997 period, primarily as a result of the Waikele Factory Outlets acquisition in March 1997. For the year ended December 31, 1998, net cash provided by financing activities decreased by $107.1 million primarily due to borrowings for the Waikele Factory Outlets acquisition and excess capital raised for development during 1997.

YEAR 2000 COMPLIANCE

In prior years, the OP discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the OP completed its remediation and testing of systems. As a result of those planning and implementation efforts, the OP experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The OP expensed less than $100,000 during 1999 in connection with remediating its systems. The OP is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the products and services of third parties. The OP will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                                    1999              1998
                                                                ------------    -------------
Income to common unitholders before extraordinary item.......    $41,419           $21,248
Add:
Depreciation and amortization................................     39,716            32,486
Loss on writedown of assets..................................        694            15,713
Amortization of deferred financing costs and depreciation
    of non-rental real estate assets.........................     (1,849)           (1,453)
                                                               -------------     ------------
FFO..........................................................    $79,980           $67,994
                                                               =============     ============

Average units outstanding....................................     19,131            18,871
Distributions declared per unit..............................      $2.88             $2.76


ECONOMIC CONDITIONS

Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are substantially all reimbursed by tenants.

Virtually all tenants have met their lease obligations and the OP continues to attract and retain quality tenants. The OP intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms, and by pursuing contracts with creditworthy upscale and national brand-name tenants.

ITEM 7-A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the OP does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the OP's annual interest cost by approximately $1.3 million annually.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial information of the OP for the years ended December 31, 1999, 1998 and 1997 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information was required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2000 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

   3.    Exhibits

   3.1 Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock.

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

   3.5   Amendment No. 3 to Partnership Agreement dated September 3, 1999.

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

   10.1 Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

   10.2 Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to
         Exhibit 10.2 to Form 10K for the year ended December 31, 1998 ("1998 10K").

   10.3 Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to
         Exhibit 10.3 to 1998 10K.

   10.4 Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties. Incorporated by reference to Exhibit
         10.4 to 1998 10K.

   10.5 Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to
         Exhibit 10.3 to Form 10K for the year ended December 31, 1997.

   10.6 Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

   10.7 Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


   10.8 Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999.

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


                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)


(A)1.    FINANCIAL STATEMENTS
                                                                    FORM 10-K
                                                                    REPORT PAGE
CONSOLIDATED FINANCIAL STATEMENTS-CHELSEA GCA
REALTY PARTNERSHIP, L.P.

Report of Independent Auditors..........................................F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998............F-2
Consolidated Statements of Income for the years ended December 31,
     1999, 1998 and 1997................................................F-3
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997...................................F-4
Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997................................................F-5
Notes to Consolidated Financial Statements..............................F-6

(A)2 AND (D) FINANCIAL STATEMENT SCHEDULE

Schedule III-Consolidated Real Estate and Accumulated Depreciation......F-17
                                                                    and F-18

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


TO THE OWNERS
CHELSEA GCA REALTY PARTNERSHIP, L.P.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty Partnership, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Partnership, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chelsea GCA Realty Partnership, L.P. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP



NEW YORK, NEW YORK
FEBRUARY 2, 2000

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                   1999                 1998
                                                                                ------------        ------------
ASSETS
Rental properties:
     Land..................................................................      $ 118,494           $ 109,318
     Depreciable property..................................................        730,319             683,408
                                                                                ------------        ------------
Total rental property......................................................        848,813             792,726
Accumulated depreciation...................................................       (138,221)           (102,851)
                                                                                ------------        ------------
Rental properties, net.....................................................        710,592             689,875
Cash and equivalents.......................................................          8,862               9,631
Notes receivable-related parties...........................................          2,213               4,500
Deferred costs, net........................................................         14,290              17,766
Properties held for sale...................................................          3,388               8,733
Other assets...............................................................         66,710              42,847
                                                                                ------------        ------------
TOTAL ASSETS...............................................................      $ 806,055           $ 773,352
                                                                                ============        ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Unsecured bank debt...................................................      $ 131,035           $ 151,035
     7.75% Unsecured Notes due 2001........................................         99,905              99,824
     7.25% Unsecured Notes due 2007........................................        124,744             124,712
     Construction payables.................................................          9,277              12,927
     Accounts payable and accrued expenses.................................         27,127              19,769
     Obligation under capital lease........................................          3,233               9,612
     Accrued distribution payable..........................................          3,813               3,274
     Other liabilities.....................................................         27,064              29,257
                                                                                ------------        ------------
TOTAL LIABILITIES..........................................................        426,198             450,410

Commitments and contingencies

Partners' capital:
General partner units outstanding, 15,932 in 1999 and 15,608 in 1998.......        277,296             280,391
Limited partners units outstanding, 3,357 in 1999 and 3,429 in 1998........         39,246              42,551
Preferred partners units outstanding, 1,300 in 1999........................         63,315                   -
                                                                                ------------        ------------
Total partners' capital....................................................        379,857             322,942
                                                                                ------------        ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL....................................      $ 806,055           $ 773,352
                                                                                ============        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                  1999               1998              1997
                                                        ------------------ ----------------- ------------------

REVENUES:
     Base rental...................................            $98,838            $86,592           $70,693
     Percentage rentals............................             15,647             13,384            10,838
     Expense reimbursements........................             39,748             35,342            28,981
     Other income..................................              8,693              3,997             2,905
                                                          ----------------   ---------------    ---------------
TOTAL REVENUES.....................................            162,926            139,315           113,417

EXPENSES:
     Interest.......................................            24,208             19,978            15,447
     Operating and maintenance......................            43,771             38,704            31,423
     Depreciation and amortization..................            39,716             32,486            24,995
     General and administrative.....................             4,853              4,849             3,815
     Loss on writedown of assets....................               694             15,713                 -
     Other..........................................             2,128              2,149             2,582
                                                          ----------------   ---------------    ---------------
TOTAL EXPENSES......................................           115,370            113,879            78,262

Income before minority interest and
     extraordinary item.............................            47,556             25,436            35,155
Minority interest...................................                 -                  -              (127)
                                                          ----------------   ---------------    ---------------
Income before extraordinary item....................            47,556             25,436            35,028
Extraordinary item-loss on early
     extinguishment of debt.........................                 -               (345)             (252)
                                                          ----------------   ---------------    ---------------
Net income..........................................            47,556            25,091             34,776
Preferred unit requirement..........................            (6,137)            (4,188)             (907)
                                                          ----------------   ---------------    ---------------
NET INCOME TO COMMON UNITHOLDERS....................           $41,419            $20,903           $33,869
                                                          ================   ===============    ===============

NET INCOME TO COMMON UNITHOLDERS:
     General partner................................           $34,093            $17,162           $27,449
     Limited partners...............................             7,326              3,741             6,420
                                                          ----------------   ---------------    ---------------
TOTAL...............................................           $41,419            $20,903           $33,869
                                                          ================   ===============    ===============

NET INCOME PER COMMON UNIT:
     General partner (including $0.02 and $0.01
     net loss per unit from extraordinary item in
     1998 and 1997, respectively)...................            $2.17              $1.11             $1.88
     Limited partners (including $0.02 and $0.01
     net loss per unit from extraordinary item in
     1998 and 1997, respectively)...................            $2.16              $1.09             $1.87

WEIGHTED AVERAGE UNITS OUTSTANDING:
     General partner................................            15,742             15,440            14,605
     Limited partners...............................             3,389              3,431             3,435
                                                          ----------------   ---------------    ---------------
TOTAL...............................................            19,131             18,871            18,040

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                          GENERAL          LIMITED          PREFERRED         TOTAL
                                                         PARTNER'S        PARTNERS'         PARTNER'S         PARTNER'S
                                                          CAPITAL          CAPITAL           CAPITAL          CAPITAL
                                                      ---------------- ----------------  ---------------- ----------------
Balance December 31, 1996..........................        $185,340          $70,296     $           -         $255,636
Contributions......................................         103,357              389                 -          103,746
Net income.........................................          28,356            6,420                 -           34,776
Common distributions...............................         (38,475)          (8,853)                -          (47,328)
Preferred distribution.............................            (907)               -                 -             (907)
Transfer of a limited partners' interest...........          19,999          (19,999)                -                -
                                                      ----------------     -------------  --------------    ----------------

Balance December 31, 1997..........................         297,670           48,253                 -          345,923
Contributions......................................           8,266                -                 -            8,266
Net income.........................................          21,350            3,741                 -           25,091
Common distributions...............................         (42,707)          (9,407)                -          (52,114)
Preferred distribution.............................          (4,188)               -                 -           (4,188)
Transfer of a limited partners' interest...........               -              (36)                -              (36)
                                                      ----------------     ------------   ---------------    -------------

BALANCE DECEMBER 31, 1998..........................         280,391           42,551                 -          322,942
CONTRIBUTIONS (NET OF COSTS).......................           7,335                -            63,315           70,650
NET INCOME.........................................          38,281            9,275                 -           47,556
COMMON DISTRIBUTIONS...............................         (45,426)          (9,728)                -          (55,154)
PREFERRED DISTRIBUTION.............................          (4,188)          (1,949)                -           (6,137)
TRANSFER OF A LIMITED PARTNERS' INTEREST...........             903             (903)                -                -
                                                      ----------------     ------------    --------------     ------------
BALANCE DECEMBER 31, 1999..........................        $277,296          $39,246           $63,315         $379,857
                                                      ================     ============    ==============     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                    1999                 1998              1997
                                                            ------------------ ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................        $47,556              $25,091           $34,776
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization.......................         39,716               32,486            24,995
     Minority interest in net income.....................              -                    -               127
     Loss on writedown of assets.........................            694               15,713                 -
     Proceeds from non-compete receivable................          4,600                    -                 -
     Amortization of non-compete revenue.................         (5,136)                   -                 -
     Extraordinary loss on early extinguishment of debt..              -                  345               252
     Additions to deferred lease costs...................         (2,771)              (3,178)           (6,629)
     Other operating activities..........................            511                  522               319
     Changes in assets and liabilities:
      Straight-line rent receivable......................         (1,554)              (1,900)           (1,523)
      Other assets.......................................         (3,076)               1,094               287
      Accounts payable and accrued expenses..............          7,050                8,558             3,990
                                                              -----------------    ---------------  ----------------
Net cash provided by operating activities................         87,590               78,731            56,594

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental properties...........................        (62,119)            (116,339)         (195,058)
Additions to deferred development costs..................           (753)              (3,468)           (2,237)
Proceeds from sale of center.............................          4,483                    -                 -
Loans to related parties.................................         (2,213)                   -                 -
Payments from related parties............................          4,500                    -                 -
Additions to investments in joint ventures...............        (21,476)                   -                 -
Other investing activities...............................              -                    -            (1,955)
                                                             -----------------     ---------------   --------------
Net cash used in investing activities....................        (77,578)            (119,807)         (199,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of preferred units................         63,315                    -                 -
Net proceeds from sale of common units...................          7,335                8,287            54,951
Net proceeds from sale of preferred stock................              -                    -            48,406
Distributions............................................        (60,752)             (56,366)          (48,791)
Debt proceeds ...........................................         49,000              154,000           261,710
Repayments of debt.......................................        (69,000)             (68,000)         (172,000)
Additions to deferred financing costs....................           (679)              (1,695)             (855)
Other financing activities...............................              -                  (57)             (113)
                                                            -----------------      ---------------   --------------
Net cash (used in) provided by financing activities......        (10,781)              36,169           143,308

Net (decrease) increase in cash and cash equivalents.....           (769)              (4,907)              652
Cash and cash equivalents, beginning of period...........          9,631               14,538            13,886
                                                            -----------------      ---------------   --------------
Cash and cash equivalents, end of period.................         $8,862               $9,631           $14,538
                                                            =================      ===============   ==============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Chelsea GCA Realty Partnership, L.P. (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of December 31, 1999, the Operating Partnership operated 19 manufacturers' outlet centers in 11 states. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

BASIS OF PRESENTATION

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. The OP accounts for its non-controlling investments under the equity method. Such investments are included in other assets in the financial statements.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998 using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

RENTAL PROPERTIES

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that the OP review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

CASH AND EQUIVALENTS

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1999 and 1998 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and U.S. Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

DEVELOPMENT COSTS

Development costs, including interest, taxes, insurance and other costs incurred in developing new properties, are capitalized. Upon completion of construction, development costs are amortized on a straight-line basis over the useful lives of the respective assets.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

CAPITALIZED INTEREST

Interest, including the amortization of deferred financing costs for borrowings used to fund development and construction, is capitalized as construction in progress and allocated to individual property costs.

FOREIGN CURRENCY TRANSLATION

The OP conforms to the requirements of the Statement of Financial Accounting Standards No. 52 (SFAS 52) entitled "Foreign Currency Translation." Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange. Gains and losses related to foreign currency were not material for the three year period ending December 31, 1999.

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

BAD DEBT EXPENSE

Bad debt expense included in other expense totaled $0.8 million, $0.6 million and $0.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The allowance for doubtful accounts included in other assets totaled $1.0 million and $1.1 million at December 31, 1999 and 1998, respectively.

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


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

CONCENTRATION OF OPERATING PARTNERSHIP'S REVENUE AND CREDIT RISK

Approximately 34%, 35% and 34% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 30%, 34% and 38% of the Company's revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's centers in California, which includes Desert Hills.

Management of the OP performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Company's tenants operate principally in the retail industry, there is no dependence upon any single tenant.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The OP expects to adopt the new Statement effective January 1, 2001. The Statement will require the OP to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The OP does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

3.  RENTAL PROPERTIES

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                         1999          1998
                                                 ---------------  -------------
Land and improvements............................    $266,441         $245,814
Buildings and improvements.......................     552,240          512,080
Construction-in-process..........................      19,288           25,534
Equipment and furniture..........................      10,844            9,298
                                                 ---------------  -------------
Total rental property............................     848,813          792,726
Accumulated depreciation and amortization........    (138,221)        (102,851)
                                                 ---------------  -------------
Total rental property, net.......................    $710,592         $689,875
                                                 ===============  =============

Interest costs capitalized as part of buildings and improvements were $3.1 million, $5.2 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Commitments for land, new construction, development, and acquisitions, excluding separately financed joint venture activity, totaled approximately $6.2 million at December 31, 1999.

Depreciation expense (including amortization of the capital lease) amounted to $35.6 million, $29.2 million and $22.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  WAIKELE ACQUISITION

Pursuant to a Subscription Agreement dated as of March 31, 1997, the OP acquired Waikele Factory Outlets, a manufacturers' outlet shopping center located in Hawaii. The consideration paid by the OP consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the OP immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the OP paid a special cash distribution of $5.0 million on the special units. The cash used by the OP in the transaction was obtained through borrowings under the OP's Credit Facilities.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:

                                                                        1997
                                                                    -----------

 Total revenue.................................................       $115,802

 Income to common unitholders before extraordinary items.......         34,718

 Net income to common unitholders:
    General partner............................................         27,933
    Limited partners...........................................          6,533
                                                                    -----------
 Total.........................................................         34,466

 Net income per unit:
    General partner (including $0.01 net loss per unit
       from extraordinary item in 1997)........................          $1.91
    Limited partners (including $0.01 net loss per unit
       from extraordinary item in 1997)........................          $1.89

5.  DEFERRED COSTS

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                       1999          1998
                                                  ------------  ------------

Lease costs..................................       $19,838       $17,601
Financing costs..............................        11,557        10,879
Development costs............................           967         3,675
Other........................................         1,172         1,172
                                                 ------------   ------------
Total deferred costs.........................        33,534        33,327
Accumulated amortization.....................       (19,244)      (15,561)
                                                 ------------   ------------
Total deferred costs, net....................       $14,290       $17,766
                                                 ============   ============


6.         PROPERTIES HELD FOR SALE

As of December 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets ("Solvang"). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale; the property was sold on March 26, 1999.

During the second quarter of 1998, the OP accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the OP received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. In January 2000, the center was sold for a net selling price of $3.3 million resulting in an additional writedown of $0.7 million recognized in the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, Solvang accounted for less than 1% of the OP's revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the OP's long-term objective of devoting resources to and focusing on productive properties. Management determined that the time and effort necessary to support these two underperforming centers was not worth the economic benefit to the OP. Management also concluded that these centers would be more useful as office and/or residential space, which are outside the OP's area of expertise.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  NON-COMPETE AGREEMENT

In October 1998, the OP signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. ("Simon"). Under the terms of the agreement, the OP withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, the first of four annual installments of $4.6 million was received in January 1999 and the remaining installments are to be received on each January 2, through 2002. The OP has also been reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $5.1 million and $0.9 million during the years ended December 31, 1999 and 1998, respectively. Such amounts are included in other income.

8.  DEBT

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the "Credit Facilities"), with a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In November 1998, the OP obtained a $60 million term loan that expires April 2000 and bears interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.53% at December 31, 1999). Proceeds from the loan were used to pay down borrowings under the Senior Credit Facility. The OP is currently exploring several alternatives regarding refinancing or payoff of this loan.

In January 1996, the OP completed a $100 million public debt offering of 7.75% unsecured term notes due January 2001 (the "7.75% Notes"), which are guaranteed by the OP. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors. At December 31, 1999, in the opinion of management, the 7.75% Notes approximated fair value.

In October 1997, the OP's completed a $125 million public debt offering of 7.25% unsecured term notes due October 2007 (the "7.25% Notes"). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. At December 31, 1999, in the opinion of management, the fair value of the 7.25% Notes was approximately $113 million.

Interest paid, excluding amounts capitalized, was $24.1 million, $19.8 million and $14.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  PREFERRED UNITS

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

10.  PREFERRED STOCK

In October 1997, the Company issued 1.0 million shares of nonvoting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering were used to repay borrowings under the Company's Credit Facilities.

11.  LEASE AGREEMENTS

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2000 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1999, exclusive of renewal option periods, were as follows (in thousands):

            2000............      $99,382
            2001............       92,716
            2002............       81,106
            2003............       64,251
            2004............       45,936
            Thereafter......       89,907
                               --------------
                                 $473,298
                               ==============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1999, 1998 or 1997. The OP has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the OP amended its capital lease resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.

OPERATING LEASES

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 1999 were as follows (in thousands):

                  2000...........        $1,021
                  2001...........         1,121
                  2002...........         1,068
                  2003...........         1,058
                  2004...........         1,058
                  Thereafter.....           529
                                      -----------
                                         $5,855
                                      ===========

Rental expense amounted to $0.9 million for the year ended December 31, 1999 and $1.0 million for the years ended December 31, 1998 and 1997.

CAPITAL LEASE

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                        1999              1998
                                                   --------------   -----------

    Building...................................       $6,796            $8,621
    Less accumulated amortization..............       (4,830)           (3,937)
                                                   ------------    ------------
    Leased property, net.......................       $1,966            $4,684
                                                   ============    ============


Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1999 are as follows (in thousands):

        2000................................................      $819
        2001................................................       819
        2002................................................       819
        2003................................................       819
        2004................................................       819
                                                                ---------
        Total minimum lease payments........................     4,095
        Amount representing interest........................      (862)
                                                                ---------
        Present value of net minimum capital lease payments.    $3,233
                                                                =========

12.  COMMITMENTS AND CONTINGENCIES

The OP has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 1999, the OP has provided guarantees of approximately $20 million for three projects.

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase took place in November 1999, with opening scheduled for mid-2000. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the OP and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan.

Construction is underway on Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the OP and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the OP and Simon and as of December 31, 1999, $20.8 million was outstanding.

The OP is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the OP or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the OP related to any of this litigation will not materially affect the financial position, operating results or liquidity of the OP.

13.  RELATED PARTY INFORMATION

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At December 31, 1999, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly, and is due June 2004. The carrying amount of such loans approximated fair value at December 31, 1999.

In September 1995, the OP transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the "Secured Note") and an $0.8 million unsecured note receivable (the "Unsecured Note"). In January 1999, the OP received $4.5 million as payment in full for the two notes. The remaining $0.3 million write-off was recognized in December 1998.

On June 30, 1997 the OP forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The OP also collected $0.8 million in accrued interest on the note.

The OP had space leased to related parties of approximately 56,000 square feet during the years ended December 31, 1999 and 1998 and 61,000 square feet during the year ended December 31, 1997. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.8 million during the years ended December 31, 1999 and 1998 and $1.5 million during the year ended December 31, 1997.

At December 31, 1999 the OP had a receivable from an equity investee of $4.0 million that is included in other assets. In January 2000 the OP received payment of $3.0 million on this receivable.

The OP had a consulting agreement with one of its directors from August 1998 through December 31, 1999. The agreement called for monthly payments of $10,000.

Certain Directors and unitholders guarantee OP obligations under leases for one of the properties. The OP has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

14.      EMPLOYEE STOCK PURCHASE PLAN

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the OP or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees" or own 5% or more of the voting power of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1999, 48 employees were enrolled in the Purchase Plan and $1,300 expense has been incurred and is included in the financial statements. The Purchase Plan will terminate after five years unless terminated earlier by the Company's Board of Directors.

15.  401(K) PLAN

The OP maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing one year of service and attaining age
21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $97,000 in 1999 and $150,000 in 1998 are included in the OP's general and administrative expense.

16.  EXTRAORDINARY ITEM

Deferred financing costs of $0.3 million for the years ended December 31, 1998 and 1997, were expensed as a result of early debt extinguishments, and are reflected in the accompanying financial statements as an extraordinary item.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1999 and 1998:

                                                     MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                  -------------------------------- ---------------- ----------------
1999
Base rental revenue............................       $24,555         $24,580          $24,687          $25,016
Total revenues.................................        36,963          38,880           40,384           46,699
Income before extraordinary item to
     common unitholders........................         9,001           9,336           10,359           12,723
Net income to common unitholders...............         9,001           9,336           10,359           12,723
Income before extraordinary item per
     weighted average partnership unit.........         $0.47           $0.49            $0.54            $0.66
Net income per weighted average
     partnership unit..........................         $0.47           $0.49            $0.54            $0.66
1998
Base rental revenue............................       $19,266         $20,815          $22,561          $23,950
Total revenues.................................        28,506          32,068           34,921           43,820
Income before extraordinary item to
     common unitholders........................         6,952           2,582            9,902            1,812
Net income to common unitholders...............         6,952           2,582            9,902            1,467
Income before extraordinary item per
     weighted average partnership unit.........         $0.37           $0.14            $0.52            $0.10
Net income per weighted average
     partnership unit..........................         $0.37           $0.14            $0.52            $0.08

18.  NON-CASH FINANCING AND INVESTING ACTIVITIES

In December 1999, 1998 and 1997, the OP declared distributions per unit of $0.72, $0.69 and $0.69 for each year, respectively. The limited partners' distributions were paid in January of each subsequent year.

In June 1997, the OP forgave a $3.3 million related party note receivable as partial consideration to acquire the remaining 50% interest in Solvang.

Other assets and other liabilities each include $6.2 million and $6.6 million in 1999 and 1998, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $12.0 million in 1999 and $16.6 million in 1998 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

During 1997, the Operating Partnership issued units with an aggregate fair market value of $0.5 million to acquire properties.

During 1997, 1.4 million Operating Partnership units were converted to common shares.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
       SCHEDULE III-CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)


                                                 COST CAPITALIZED     STEP-UP RELATED
                                                 (DISPOSED OF)        TO ACQUISITION     GROSS AMOUNT CARRIED                LIFE
                                                 SUBSEQUENT           OF PARTNERSHIP     AT CLOSE OF PERIOD                  USED TO
                              INITIAL COST TO    TO ACQUISITION       INTEREST (1)       DECEMBER 31, 1999                   COMPUTE
                                  COMPANY        (IMPROVEMENTS)                                                              DEPREC-
                            ----------------- ------------------ -----------------------------------------                   IATION
                                    BUILDINGS,       BUILDINGS,       BUILDINGS,       BUILDINGS,                            IN
DESCRIPTION                         FIXTURES         FIXTURES         FIXTURES         FIXTURES         ACCUMU-   DATE       LATEST
OUTLET                              AND              AND              AND              AND              LATED     OF         INCOME
CENTER              ENCUM-         EQUIP-           EQUIP-           EQUIP-           EQUIP-            DEPRE-    CONSTR-    STATE-
NAME                BRANCES  LAND  MENT       LAND   MENT      LAND   MENT      LAND   MENT      TOTAL  CIATION   UCTION     MENT
-------------------------------------------- ----------------- --------------------------------------------------------------------
Woodbury Common, NY $  -    $4,448 $16,073   $4,967  $121,983  $   -  $   -     $9,415 $138,056 $147,471 $30,207 `85,`93,      30
                                                                                                                 `95,`98
Waikele, HI            -    22,800  54,357     -          715      -      -     22,800   55,072   77,872   5,041   `98         40
Wrentham, MA           -       157   2,817    3,563    63,485      -      -      3,720   66,302   70,022   6,368 `95-`99       40
Desert Hills, CA       -       975     -      2,376    60,499     830   4,936    4,181   65,435   69,616  18,489 `90, 94-`95,  40
                                                                                                                 '97-`98
Leesburg, VA           -     6,296     -       (656)   58,875      -      -      5,640   58,875   64,515   3,186 `96-`99       40
Camarillo, CA          -     4,000     -      5,253    54,403      -      -      9,253   54,403   63,656   7,756 `94-`99       40
North Georgia, GA      -     2,960  34,726     (123)   20,408      -      -      2,837   55,134   57,971   8,345 `95-`99       40
Clinton, CT            -     4,124  43,656      -         686      -      -      4,124   44,342   48,466   8,644 `95-'96       40
Folsom, CA             -     4,169  10,465    2,692    21,280      -      -      6,861   31,745   38,606   7,303 `90,`92,      40
                                                                                                                 `93,`96-`97
Petaluma Village, CA   -     3,735     -      2,934    30,260      -      -      6,669   30,260   36,929   6,528 `93,`95-`96   40
Liberty Village, NJ    -       345     405    1,111    19,390  11,015   2,195   12,471   21,990   34,461   5,122 `81,`97-`98   30
Napa, CA               -     3,456   2,113    7,908    18,172      -      -     11,364   20,285   31,649   4,485 `62,`93,`95   40
Aurora, OH             -       637   6,884      879    19,411      -      -      1,516   26,295   27,811   5,495 `90,`93,      40
                                                                                                                 `94, `95
Columbia Gorge, OR     -       934     -        428    13,471     497   2,647    1,859   16,118   17,977   4,237 `91, `94      40
Santa Fe, NM           -        74     -      1,300    11,920     491   1,772    1,865   13,692   15,557   2,657 `93, `98      40
American Tin
   Cannery, CA       3,233      -     8,621     -       4,890      -      -        -     13,511   13,511   7,953 `87, `98      25
Allen, TX              -     8,938    2,068     -         -        -      -      8,938    2,068   11,006     -   `99             -
Patriot Plaza, VA      -       789    1,854     976     4,264      -      -      1,765    6,118    7,883   2,070 `86, `93,     40
                                                                                                                 `95
Mammoth Lakes, CA      -     1,180      530     -       2,408     994   1,430    2,174    4,368    6,542   1,505 `78           40
Corporate Offices,
  NJ, CA               -       -         60     -       4,035      -      -        -      4,095    4,095   2,288  -             5
St. Helena, CA         -     1,029    1,522     (25)      555      38      78     1,042   2,155    3,197     542  `83          40
Orlando, FL            -       100       23    (100)      (23)     -       -        -       -        -       -     -            -
                  -----------------------------------------------------------------------------------------------------------------
                   $3,233  $71,146 $186,174  $33,483 $531,087 $13,865 $13,058  $118,494 $730,319 $848,813 $138,221
                  =================================================================================================================

The aggregate cost of the land, building, fixtures and equipment for federal tax purposes was approximately $849 million at December 31, 1999.
 (1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.

 The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.


                      CHELSEA GCA REALTY PARTNERSHIP, L.P.
                      SCHEDULE III-CONSOLIDATED REAL ESTATE
                    AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 (IN THOUSANDS)

THE CHANGES IN TOTAL REAL ESTATE:

                                                                   YEAR ENDED DECEMBER 31,
                                                            1999                 1998                 1997
                                                     ----------------     -----------------    -----------------
Balance, beginning of period............                $792,726             $708,933             $512,354
Additions...............................                  59,334              114,342              196,941
Dispositions and other..................                  (3,247)             (30,549)                (362)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................                $848,813             $792,726             $708,933
                                                  ================     =================    =================

THE CHANGES IN ACCUMULATED DEPRECIATION:

                                                                   YEAR ENDED DECEMBER 31,
                                                           1999                 1998                 1997
                                                  ----------------     -----------------    -----------------
Balance, beginning of period............                $102,851              $80,244              $58,054
Additions...............................                  35,619               29,176               22,314
Dispositions and other..................                    (249)              (6,569)                (124)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................                $138,221             $102,851              $80,244
                                                  ================     =================    =================


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th of March 2000.


                                   CHELSEA GCA REALTY PARTNERSHIP, L.P.

                                   By: /s/ DAVID C. BLOOM
                                      --------------------------
                                      David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                            TITLE                             DATE

/s/ DAVID C. BLOOM             Chairman of the Board             MARCH 9, 2000
--------------------           and Chief Executive Officer
   David C. Bloom

/s/ WILLIAM D. BLOOM           Vice Chairman                     MARCH 9, 2000
----------------------
 William D. Bloom

/s/ LESLIE T. CHAO             President                         MARCH 9, 2000
----------------------
 Leslie T. Chao

/s/ MICHAEL J. CLARKE          Chief Financial Officer           MARCH 9, 2000
-----------------------
 Michael J. Clarke

/s/ BRENDAN T. BYRNE            Director                         MARCH 9, 2000
------------------------
 Brendan T. Byrne

/s/ ROBERT FROMMER              Director                         MARCH 9, 2000
-------------------------
 Robert Frommer

/s/ BARRY M. GINSBURG          Director                          MARCH 9, 2000
---------------------
 Barry M. Ginsburg

                                 Director                        MARCH __, 2000
--------------------------
 Philip D. Kaltenbacher

/s/ REUBEN S. LEIBOWITZ           Director                       MARCH 9, 2000
---------------------------
  Reuben S. Leibowitz