Form 10-Q
period 2000-03-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-05-12
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File No. 33-98136

CHELSEA GCA REALTY PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3258100 (I.R.S. Employer Identification No.)

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

Chelsea GCA Realty Partnership, L.P.

Index

Part I.   Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Part II.   Other Information

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures	17

Item 1. Financial Statements

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                                                       March 31,          December 31,
                                                                                            2000                 1999
                                                                                   -------------------  -------------------
                                                                                      (Unaudited)            (Note 1)
Assets
Rental properties:
     Land..........................................................................    $ 119,040             $ 118,494
     Depreciable property..........................................................      741,442               730,319
                                                                                   -------------------  -------------------
Total rental property..............................................................      860,482               848,813
Accumulated depreciation...........................................................     (147,166)             (138,221)
                                                                                   -------------------  -------------------
Rental properties, net.............................................................      713,316               710,592
Cash and equivalents...............................................................       20,806                 8,862
Notes receivable-related party.....................................................        2,201                 2,213
Deferred costs, net................................................................       13,285                14,290
Properties held for sale...........................................................            -                 3,388
Other assets.......................................................................       59,229                66,710
                                                                                    ------------------- -------------------
Total assets.......................................................................    $ 808,837             $ 806,055
                                                                                   ===================  ===================

Liabilities and partners' capital
Liabilities:
     Unsecured bank debt...........................................................    $ 131,035             $ 131,035
     7.75% Unsecured Notes due 2001................................................       99,925                99,905
     Construction loan due 2003....................................................        1,319                     -
     7.25% Unsecured Notes due 2007................................................      124,752               124,744
     Construction payables.........................................................        9,432                 9,277
     Accounts payable and accrued expenses.........................................       23,977                27,127
     Obligation under capital lease................................................        3,039                 3,233
     Accrued distribution payable..................................................       15,862                 3,813
     Other liabilities.............................................................       24,631                27,064
                                                                                   -------------------  -------------------
Total liabilities..................................................................      433,972               426,198

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 15,935 in 2000 and 15,932 in 1999..........      273,182               277,296
     Limited partners units outstanding, 3,356 in 2000 and 3,357 in 1999...........       38,368                39,246
     Preferred partners units outstanding, 1,300 in 2000 and 1999..................       63,315                63,315
                                                                                   -------------------  -------------------
Total partners' capital............................................................      374,865               379,857
                                                                                   -------------------  -------------------
Total liabilities and partners' capital............................................    $ 808,837             $ 806,055
                                                                                   ===================  ===================

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2000 and 1999
(Unaudited)
(In thousands, except per unit data)

                                                                               2000                  1999
                                                                       ----------------      ----------------

Revenues:
   Base rent.....................................................           $26,251               $24,555
   Percentage rent...............................................             2,566                 2,371
   Expense reimbursements........................................             8,774                 8,192
   Other income..................................................             2,003                 1,845
                                                                       ----------------      ----------------
Total revenues...................................................            39,594                36,963
                                                                       ----------------      ----------------

Expenses:
   Interest......................................................             5,637                 6,283
   Operating and maintenance.....................................             9,855                 9,151
   Depreciation and amortization.................................            10,878                 9,924
   General and administrative....................................               758                 1,139
   Other.........................................................               538                   418
                                                                       ----------------
                                                                                             ----------------
Total expenses...................................................            27,666                26,915
                                                                       ----------------      ----------------

Net income.......................................................            11,928               $10,048
Preferred unit requirement.......................................            (2,509)               (1,047)
                                                                       ----------------      ----------------
Net income to common unitholders.................................            $9,419                $9,001
                                                                       ================      ================

Net income to common unitholders:
     General partner.............................................            $7,780                $7,380
     Limited partners............................................             1,639                 1,621
                                                                       ----------------      ----------------
Total............................................................            $9,419                $9,001
                                                                       ================      ================

Net income per common unit:
     General partner.............................................            $0.49                 $0.47
     Limited partners............................................            $0.49                 $0.47

Weighted average units outstanding:
     General partner.............................................            15,935                15,608
     Limited partners............................................             3,356                 3,429
                                                                       ----------------      ----------------
Total............................................................            19,291                19,037

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2000 and 1999
(Unaudited)
(In thousands)

                                                                                    2000                1999
                                                                               --------------      -------------
   Cash flows from operating activities
   Net income.......................................................              $11,928             $8,427
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................               10,878              9,924
       Proceeds from non-compete receivable.........................                4,600              4,600
       Amortization of non-compete revenue..........................               (1,284)            (1,284)
       Additions to deferred lease costs............................                 -                  (101)
       Other operating activities...................................                  185                 29
       Changes in assets and liabilities:
         Straight-line rent receivable..............................                 (401)              (335)
         Other assets...............................................                4,582              6,142
         Accounts payable and accrued expenses......................               (3,426)            (2,936)
                                                                                -------------      -------------
   Net cash provided by operating activities........................               27,062             26,087
                                                                                -------------      -------------

   Cash flows used in investing activities
   Additions to rental properties...................................              (12,433)           (13,803)
   Additions to deferred development costs..........................                   89               (359)
   Proceeds from sale of center.....................................                3,372              4,483
   Payments from related party......................................                   12              4,500
   Additions to investments in joint ventures.......................               (2,180)           (13,153)
                                                                               --------------      -------------
   Net cash used in investing activities............................              (11,140)           (18,332)
                                                                               --------------      -------------

   Cash flows from financing activities
   Distributions....................................................               (4,928)            (3,414)
   Debt proceeds....................................................                1,319              4,000
   Additions to deferred financing costs............................                 (426)               (90)
   Net proceeds from sale of common stock...........................                   57                 37
                                                                               --------------      -------------
   Net cash (used in) provided by financing activities..............               (3,978)               533
                                                                               --------------      -------------

   Net increase in cash and cash equivalents........................               11,944              8,288
   Cash and cash equivalents, beginning of period...................                8,862              9,631
                                                                               --------------      -------------
   Cash and cash equivalents, end of period.........................              $20,806            $17,919
                                                                               ==============      =============

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Notes to Condensed Consolidated Financial
Statements
(Unaudited)

1. Organization and Basis of Presentation

Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers’ outlet centers. As of March 31, 2000, the Operating Partnership operated 19 centers in 11 states (the “Properties”) containing approximately 5.3 million square feet of gross leasable area (“GLA”). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The Operating Partnership also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the “Company”), is a self-administered and self-managed Real Estate Investment Trust.

Common ownership of the OP as of March 31, 2000 was approximately as follows:

       General Partner             82.6%             15,935,000  units
       Limited Partners            17.4%              3,356,000  units
                                -----------     ---------------
                Total             100.0%             19,291,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

The OP is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The OP evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The Company’s investment in foreign operations is not material to the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FASB Statement No. 137), which is required to be adopted in years beginning after June 15, 2000. Statement 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The OP expects to adopt the new Statement effective January 1, 2001. The Statement will require the OP to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The OP does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

2. Property Held for Sale

As of December 31, 1999, property held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”). On January 4, 2000, Solvang was sold for a net selling price of $3.3 million. For the quarter ended March 31, 2000, Solvang accounted for less than 1% of the Company’s revenues and net operating income.

3. Non-Compete Agreement

In October 1998, the OP signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. (“Simon”). Under the terms of the agreement, the OP withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The OP was reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and $1.3 million has been recognized as other income in each of the three month periods ended March 31, 2000 and 1999.

4. Debt

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.19% at March 31, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At March 31, 2000, $94 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility.

In November 1998, the OP obtained a $60 million term loan which expired April 2000 and bore interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.59% at March 31, 2000).

In April 2000 a subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest, payable quarterly, at a rate equal to LIBOR plus 1.50% or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the OP’s Senior Credit Facility.

In February 2000, a subsidiary of the OP entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (7.70% at March 31, 2000) and is guaranteed by the Company and the OP. At March 31, 2000, $1.3 million was outstanding.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the “7.75% Notes”), which are guaranteed by the Company. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors.

In October 1997, the OP completed a $125 million debt offering of 7.25% unsecured term notes due October 2007 (the “7.25% Notes”). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate.

Interest and loan costs of approximately $1.1 million and $0.6 million were capitalized as development costs during the three months ended March 31, 2000 and 1999, respectively.

5. Preferred Units

On September 3, 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units (“Preferred Units”) to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the OP after ten years. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

6. Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option. Net proceeds from the offering were used to repay borrowings under the Company’s Credit Facilities.

7. Distributions

On March 9, 2000, the Board of Directors of the Company declared a $0.75 per unit cash distribution to unitholders of record on March 31, 2000. The distribution, totaling $14.5 million, was paid on April 17, 2000.

8. Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

9. Net Income Per Common Partnership Unit

Net income per partnership unit is determined by allocating net income to the general partner (including the general partner’s preferred unit allocation) and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

10. Commitments and Contingencies

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of March 31, 2000 was approximately $4.6 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 2000, the OP has provided guarantees of approximately $20 million for three projects.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

Construction is nearly complete on Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project between the OP and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open the end of May 2000. In February 1999, the joint venture entered into an $82.5 million construction loan agreement. The loan is 50% guaranteed by each of the OP and Simon and as of March 31, 2000, $35.4 million was outstanding.

The OP is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the OP or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the OP related to this litigation will not materially affect the financial position, operating results or liquidity of the Company.

11. Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At March 31, 2000, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due June 2004.

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

General Overview

The OP has grown by increasing rent at its existing centers, expanding its existing centers, developing new centers and acquiring and redeveloping centers. The OP operated 19 manufacturers’ outlet centers at March 31, 2000 and March 31, 1999. The Company’s operating gross leasable area (GLA) at March 31, 2000, increased 7.3% to 5.3 million square feet from 4.9 million square feet at March 31, 1999. Net GLA added since April 1, 1999 is detailed as follows:

                                                     12 mos ended           3 mos ended            9 mos ended
                                                       March 31,             March 31,             December 31,
                                                         2000                   2000                   1999
                                                     -------------          -------------          -------------
Changes in GLA (sf in 000's):

Centers expanded:
    Wrentham Village.............................           120                      -                    120
    North Georgia................................           103                      -                    103
    Leesburg Corner..............................            89                     34                     55
    Camarillo....................................            45                      -                     45
    Other (net)..................................             2                      -                      2
                                                     -------------          -------------          -------------
Total centers expanded...........................           359                     34                    325

Net GLA added during the period..................           359                     34                    325

GLA at end of period.............................         5,250                  5,250                  5,216

----------------------------------------------------------------------------------------------------------------

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

Net income increased $1.9 million to $11.9 million for the three months ended March 31, 2000 from $10.0 million for the three months ended March 31, 1999. Increases in revenues, primarily the result of expansions, were offset by increased depreciation and amortization.

Base rentals increased $1.7 million, or 6.9%, to $26.3 million for the three months ended March 31, 2000 from $24.6 million for the three months ended March 31, 1999 due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.2 million to $2.6 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. The increase was primarily due to expansions.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.6 million, or 7.1%, to $8.8 million for the three months ended March 31, 2000 from $8.2 million for the three months ended March 31, 1999, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.0% in the first quarter of 2000, compared to 89.5% in the first quarter of 1999. Other income increased $0.2 million to $2.0 million for the three months ended March 31, 2000, from $1.8 million for the three months ended March 31, 1999. The increase is primarily the result of income from center ancillary operations including vending and kiosks.

Interest in excess of amounts capitalized decreased $0.7 million to $5.6 million for the three months ended March 31, 2000 from $6.3 million for the three months ended March 31, 1999 primarily due to lower debt balances in the first quarter 2000.

Operating and maintenance expenses increased $0.7 million, or 7.7%, to $9.9 million for the three months ended March 31, 2000 from $9.2 million for the three months ended March 31, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $1.0 million, or 9.6%, to $10.9 million for the three months ended March 31, 2000 from $9.9 million for the three months ended March 31, 1999. The increase was due to depreciation of expansions.

General and administrative expense decreased $0.4 million to $0.7 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999 primarily due to decreased accrual for deferred incentive compensation.

Other expenses increased $0.1 million to $0.5 million for the three months ended March 31, 2000 from $0.4 million for the three months ended March 31, 1999. The increase was primarily due to the impact of legal fee recoveries in 1999.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the Company’s 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $20.8 million; construction loans for the Orlando and Allen projects; a yen-denominated line of credit for the Company’s share of project costs in Japan; and approximately $94 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $175 million debt shelf registration and its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the three months ended March 31, 2000 were $14.5 million, or $0.75 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”)) was 73.1% for the three months ended March 31, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units (“Preferred Units”) to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 3, 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are not convertible to any other securities of the OP or Company. Proceeds from the sale were used to pay down borrowings under the Senior Credit Facility.

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.19% at March 31, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In November 1998, the OP obtained a $60 million term loan which expired April 2000 and bore interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.59% at March 31, 2000). In April 2000 a subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest, payable quarterly, at a rate equal to LIBOR plus 1.50% or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the Company’s Senior Credit Facility. This mortgage loan strengthened the Company's balance sheet by extending and sequencing debt maturities.

In February 2000, a subsidiary of the OP entered into a $40 million construction loan facility that will be used to fund the costs of the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (7.70% at March 31, 2000) and is guaranteed by the Company and the OP. At March 31, 2000, $1.3 million was outstanding.

Development activity during the year includes the 430,000 square-foot Orlando Premium Outlets scheduled to open at the end of May 2000; the 220,000 square-foot first phase of Gotemba Premium Outlets (outside Tokyo, Japan), a Chelsea Japan Co. project scheduled to open in mid-July 2000; the 230,000 square-foot first phase of Allen Premium Outlets (Allen, Texas), scheduled to open in the fourth quarter; and the 175,000 square-foot first phase of Rinku Premium Outlets (near Osaka, Japan), Chelsea Japan’s second project, also scheduled to open in the fourth quarter. Additionally, expansions totaling approximately 285,000 square feet of GLA are under construction and scheduled to open in the next 12 months, including 125,000 square feet at Wrentham Village Premium Outlets (Wrentham, Massachusetts); 105,000 square feet at Leesburg Corner Premium Outlets (Leesburg, Virginia); and 55,000 square feet at Folsom Premium Outlets (Folsom, California). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing or through the Senior Credit Facility. The Company will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Construction is nearly complete on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement. The loan is 50% guaranteed by each of the OP and Simon and as of March 31, 2000, $35.4 million was outstanding.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The Company’s total investment in Europe as of March 31, 2000 was approximately $4.6 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC, an affiliate, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 2000, the OP has provided guarantees of approximately $20 million for three projects.

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

To achieve planned growth and favorable returns in both the short and long term, the Company’s financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities increased $1.0 million for the three months ended March 31, 2000 compared to the corresponding 1999 period, primarily due to the growth of the Company’s GLA to 5.3 million square feet in 2000 from 4.9 million square feet in 1999. Net cash used in investing activities decreased $7.2 million for the three months ended March 31, 2000 compared to the corresponding 1999 period, as a result of decreased equity requirements of joint venture activities offset by the receipt of payment on a note receivable in 1999. At March 31, 2000, net cash used in financing activities increased by $4.5 million primarily due to higher distributions paid and lower borrowings during 2000.

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. Management considers FFO an appropriate measure of performance for an equity real estate investment trust. FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income applicable to common shareholders (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales or writedowns of property, exclusive of outparcel sales, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO does not represent net income or cash flow from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of operating performance or to cash from operations, and is not necessarily indicative of cash flow available to fund cash needs.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 2000              1999
                                                                           -------------     ------------

Net income to common unitholders ...................................           $9,419            $9,001
Add back:
  Depreciation and amortization.....................................           10,878             9,924
  Amortization of deferred financing costs and depreciation
    of non-rental real estate assets................................             (508)             (435)
                                                                           -------------     ------------
FFO.................................................................          $19,789           $18,490
                                                                           =============     ============
Average units outstanding...........................................           19,291            19,037
Distributions declared per unit.....................................            $0.75             $0.72

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. The OP currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company’s annual interest cost by approximately $1.3 million annually.

Chelsea GCA Realty Partnership, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

The OP did not file any reports on Form 8-K during the three months ended March 31, 2000.

Chelsea GCA Realty Partnership, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY PARTNERSHIP, L.P.

By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: May 12, 2000