Form 10-Q
period 2000-06-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-08-11
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________.

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

Condensed Consolidated Balance Sheets
       as of June 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Income
       for the three and six months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements

3 4 5 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Part II.	Other Information

Item 6. Signatures	Exhibits and Reports on Form 8-K	17 18

Item 1. Financial Statements

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                            June 30,          December 31,
                                                                2000                 1999
                                                       ---------------      -------------------
                                                          (Unaudited)             (Note 1)
Assets
Rental properties:
     Land.......................................           $ 119,040            $ 118,494
     Depreciable property.......................             761,510              730,319
                                                       ---------------      -------------------
Total rental property...........................             880,550              848,813
Accumulated depreciation........................            (156,271)            (138,221)
                                                       ---------------      -------------------
Rental properties, net..........................             724,279              710,592
Cash and cash equivalents.......................               6,960                8,862
Notes receivable-related parties................               2,213                2,213
Deferred costs, net.............................              14,143               14,290
Property held for sale..........................                   -                3,388
Investments in affiliates.......................              38,472               25,318
Other assets....................................              27,867               41,392
                                                       ---------------      -------------------
Total assets....................................          $ 813,934            $ 806,055
                                                       ===============      ===================

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt........................          $   59,035            $ 131,035
     7.75% Unsecured Notes due 2001.............              99,946               99,905
     7.25% Unsecured Notes due 2007.............             124,760              124,744
     Secured bank debt..........................              78,208                    -
     Construction payables......................              11,564                9,277
     Accounts payable and accrued expenses......              28,496               27,127
     Obligation under capital lease.............               2,974                3,233
     Accrued dividend and distribution payable..              15,864                3,813
     Other liabilities..........................              22,098               27,064
                                                       ---------------      ---------------
Total liabilities...............................             442,945              426,198

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 15,936 in
        2000 and 15,932 in 1999..........                    269,986               277,296
     Limited partners units outstanding, 3,357 in
        2000 and 1999....................                     37,688                39,246
     Preferred partners units outstanding, 1,300 in
        2000 and 1999..................                       63,315                63,315
                                                       ---------------      ----------------
Total partners' capital..............................        370,989               379,857
                                                       ---------------      -----------------
Total liabilities and partners' capital..............      $ 813,934             $ 806,055
                                                       ===============      =================

The accompanying notes are an integral part of the financial statements

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2000 and 1999
(Unaudited)
(In thousands, except per unit data)

                                                     Three Months               Six Months
                                                        Ended June 30,            Ended June 30,
                                                     2000         1999          2000         1999
                                                ------------  ------------    ----------   ----------
Revenues:
   Base rent....................................  $26,607         $24,580      $52,858       $49,135
   Percentage rent..............................    3,183           2,644        5,749         5,015
   Expense reimbursements.......................   10,231           9,351       19,005        17,543
   Other income.................................    2,199           2,305        4,202         4,150
                                                 -----------  ------------   -------------  ---------
Total revenues...........................          42,220          38,880       81,814        75,843
                                                 -----------  ------------   -------------  ---------

Expenses:
   Interest.....................................    5,731           6,404       11,368        12,687
   Operating and maintenance....................   11,485          10,208       21,340        19,359
   Depreciation and amortization................   10,329           9,781       21,207        19,705
   General and administrative...................      982           1,404        1,740         2,543
   Other........................................      626             700        1,164         1,118
                                                 ----------    -----------   -----------     --------
Total expenses...........................          29,153          28,497       56,819        55,412
                                                 ----------    ------------  -----------     --------

Net income...............................          13,067          10,383       24,995        20,431
Preferred unit requirement......................   (2,509)         (1,047)      (5,018)       (2,094)
                                                 ----------   -------------  -----------     --------
Net income to common unitholders.........         $10,558          $9,336      $19,977       $18,337
                                                 ==========  ==============  ===========     ========

Net income to common unitholders:
     General partner............................   $8,720          $7,671      $16,500       $15,051
     Limited partners...........................    1,838           1,665        3,477         3,286
                                                 ----------  --------------  -----------     --------
Total.....................................        $10,558          $9,336      $19,977       $18,337
                                                 ==========  ==============  ===========     ========

Net income per common unit:
     General partner............................    $0.55           $0.49        $1.04         $0.96
     Limited partners...........................    $0.55           $0.49        $1.04         $0.96

Weighted average units outstanding:
     General partner............................   15,936          15,691       15,935        15,649
     Limited partners...........................    3,357           3,406        3,357         3,418
                                                 ----------  --------------   -----------    ---------
Total....................................           19,293          19,097       19,292        19,067

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(In thousands)

                                                                                 2000                1999
                                                                             --------------      -------------
Cash flows from operating activities
   Net income.......................................................           $24,995             $20,431
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................            21,207              19,705
       Proceeds from non-compete receivable.........................             4,600               4,600
       Amortization of non-compete revenue..........................            (2,568)             (2,568)
       Additions to deferred lease costs............................              (213)               (995)
       Other operating  activities..................................                74                 681
       Changes in assets and liabilities:
           Straight-line rent receivable............................              (699)               (732)
           Other assets.............................................             7,864               2,786
           Accounts payable and accrued expenses....................               830                (423)
                                                                              -------------      ------------
   Net cash provided by operating activities........................            56,090              43,485
                                                                              -------------      ------------

Cash flows used in investing activities
   Additions to rental properties...................................           (30,309)            (27,164)
   Additions to deferred development costs..........................               (45)               (357)
   Proceeds from sale of center.....................................             3,372               4,483
   Payments from related party......................................              -                  4,500
   Loan to related party............................................              -                 (1,400)
   Additions to investments in affiliates...........................           (13,154)            (14,429)
                                                                              --------------      ------------
   Net cash used in investing activities............................           (40,136)            (34,367)
                                                                              --------------      ------------

Cash flows from financing activities
   Distributions....................................................           (21,904)            (18,167)
   Debt proceeds....................................................            82,458              14,000
   Repayments of debt...............................................           (76,250)             (4,000)
   Additions to deferred financing costs............................            (2,252)               (626)
   Net proceeds from sale of common stock...........................                92               2,216
                                                                              --------------      ------------
   Net cash used in financing activities............................           (17,856)             (6,577)
                                                                              --------------      ------------

   Net (decrease) increase  in cash and cash equivalents............            (1,902)              2,541
   Cash and cash equivalents, beginning of period...................             8,862               9,631
                                                                              --------------      ------------
   Cash and cash equivalents, end of period.........................            $6,960             $12,172
                                                                              ==============      ============

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization and Basis of Presentation

Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers’ outlet centers. As of June 30, 2000, the OP operated 20 centers in 12 states (the “Properties”) containing approximately 5.6 million square feet of gross leasable area (“GLA”). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Sacramento, Boston, Atlanta, Washington DC, Orlando, Portland (Oregon) and Cleveland, or at or near tourist destinations including Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The OP also has a number of properties under development and expansion. The sole general partner in the OP, Chelsea GCA Realty, Inc. (the “Company”), is a self-administered and self-managed Real Estate Investment Trust.

On July 19, 2000, the OP announced that through a subsidiary it has been developing a new technology platform. This platform will provide fashion and other retail brands a customized direct to the consumer internet online store incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, the OP will receive a percentage of each brand’s online sales. To date, the OP has invested $13.8 million, however, this venture has not had any material operations.

Common ownership of the OP as of June 30, 2000 was approximately as follows:

General Partner Limited Partners Total	82.6% 17.4% 100.0%	15,936,000 units 3,357,000 units 19,293,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

In 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (“Statement 130”) which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the OP's consolidated financial position or results of operations.

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The OP is required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The OP does not anticipate that the adoption of the SAB will have a significant effect on its consolidated finanical position or results of operations.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2.   Property Held for Sale

As of December 31, 1999, property held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”). On January 4, 2000, Solvang was sold for a net selling price of $3.3 million.

3.   Investments in Affiliates

The OP holds interests in several ventures with affiliates both domestic and international. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates are included in other income in the consolidated financial statements.

4.   Non-Compete Agreement

In October 1998, the OP signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon Property Group, Inc. (“Simon”). Under the terms of the agreement, the OP withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The OP was reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and $2.6 million has been recognized as other income in each of the six month periods ended June 30, 2000 and 1999.

5.   Debt

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75% at June 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 2000, $106 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility.

In April 2000 a wholly-owned subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.19% at June 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the OP’s Senior Credit Facility.

In February 2000, a subsidiary of the OP entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.31% at June 30, 2000) and is guaranteed by the Company and the OP. At June 30, 2000, $8.5 million was outstanding.

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

Interest and loan costs of approximately $2.2 million and $1.0 million were capitalized as development costs during the six months ended June 30, 2000 and 1999, respectively.

6.   Partners’ Capital

Following is a statement of Partners' Capital for the six months ended June 30, 2000 (in thousands):

                                             General          Limited          Preferred          Total
                                            Partner's        Partners'         Partner's        Partners'
                                             Capital          Capital           Capital          Capital
                                         --------------    --------------     ------------     ------------
Balance December 31, 1999...............     $277,296          $39,246           $63,315         $379,857
Contributions (net of costs)............           92                -                 -               92
Net income..............................       18,594            6,401                 -           24,995
Common distributions....................      (23,902)          (5,035)                -          (28,937)
Preferred distributions.................       (2,094)          (2,924)                -           (5,018)
                                         --------------    --------------     ------------     ------------
Balance June 30, 1999...................      $269,986          $37,688           $63,315        $370,989
                                         ==============    ==============     ============     ============

7.   Preferred Units

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

8.   Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option and is represented by 1,000,000 preferred units held by the General Partner. Net proceeds from the offering were used to repay borrowings under the OP's Credit Facilities.

9.   Distributions

On June 8, 2000, the Board of Directors of the Company declared a $0.75 per unit cash distribution to unitholders of record on June 30, 2000. The distribution, totaling $14.4 million, was paid on July 17, 2000.

10.   Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

11.   Net Income Per Common Partnership Unit

Net income per partnership unit is determined by allocating net income to the general partner (including the general partner’s preferred unit allocation) and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

12.   Commitments and Contingencies

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP’s total investment in Europe as of June 30, 2000 was approximately $4.5 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2000, the OP has provided guarantees of approximately $13 million for three projects.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At June 30, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of June 30, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction, is 40% guaranteed by the Company and the OP and bears interest at yen LIBOR plus 2.20%. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Construction on Chelsea Japan’s second project is well underway. The project known as Rinku Premium Outlets is located outside Osaka, the second-largest city in Japan and is scheduled to open in late 2000.

Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project between the OP and Simon began a phased opening at the end of May 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In February 1999, the joint venture entered into an $82.5 million construction loan agreement. The loan is 50% guaranteed by each of the OP and Simon and as of June 30, 2000, $45.8 million was outstanding.

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

13.   Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At June 30, 2000, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, (8.13% at June 30, 2000) payable quarterly and is due June 2004.

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

General Overview

From July 1, 1999 to June 30, 2000, the OP grew by increasing rent at its existing centers resulting in base rent revenue growth of $1.2 million and expanding its existing centers resulting in base rent revenue growth of $2.5 million. In addition, the OP opened one new center in May 2000, which is a 50% owned joint venture project with Simon Property Group. The OP operated 20 manufacturers’ outlet centers at June 30, 2000 compared to 19 at the end of the same quarter in the prior year. The OP’s operating gross leasable area (GLA) at June 30, 2000, increased 12.6% to 5.6 million square feet from 5.0 million square feet at June 30, 1999. Net GLA added since July 1, 1999 is detailed as follows:

                                             12 mos ended           6 mos ended            6 mos ended
                                                 June 30,              June 30,             December 31,
                                                  2000                   2000                   1999
                                              -------------          -------------          -------------
Changes in GLA (sf in 000's):

New center opened:
    Orlando Premium Outlets.................         340                    340                      -
                                              -------------          -------------          -------------
Total new center:...........................         340                    340                      -

Centers expanded:
    North Georgia...........................         103                      -                    103
    Leesburg Corner.........................          88                     34                     54
    Folsom..................................          54                     54                      -
    Camarillo...............................          45                      -                     45
    Other (net).............................           1                     (1)                     2
                                              -------------          -------------          -------------
Total centers expanded......................         291                     87                    204

Net GLA added during the period.............         631                    427                    204

GLA at end of period........................       5,643                  5,643                  5,216

Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

Net income before minority interest increased $2.7 million to $13.1 million for the three months ended June 30, 2000 from $10.4 million for the three months ended June 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals were offset by increased depreciation and amortizaton.

Base rentals increased $2.0 million, or 8.2%, to $26.6 million for the three months ended June 30, 2000 from $24.6 million for the three months ended June 30, 1999 due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.5 million to $3.1 million for the three months ended June 30, 2000, from $2.6 million for the three months ended June 30, 1999. The increase was primarily due to expansions, increased tenant sales and a larger number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.9 million, or 9.4%, to $10.2 million for the three months ended June 30, 2000 from $9.3 million for the three months ended June 30, 1999, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.1% in the second quarter of 2000, compared to 91.6% in the second quarter of 1999.

Other income decreased $0.1 million to $2.2 million for the three months ended June 30, 2000, from $2.3 million for the three months ended June 30, 1999. The decrease results from a pad sale in 1999 plus the equity-in-loss of internet affiliate offset by increased center operations income and equity-in-earning of the Orlando joint venture.

Interest in excess of amounts capitalized decreased $0.7 million to $5.7 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to paydown debt balances partially offset by higher LIBOR on a variable rate debt.

Operating and maintenance expenses increased $1.3 million, or 12.5%, to $11.5 million for the three months ended June 30, 2000 from $10.2 million for the three months ended June 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $0.5 million, or 5.6%, to $10.3 million for the three months ended June 30, 2000 from $9.8 million for the three months ended June 30, 1999. The increase was due to depreciation of expansions.

General and administrative expenses decreased $0.4 million to $1.0 million for the three months ended June 30, 2000 from $1.4 million for the three months ended June 30, 1999 primarily due to a lower accrual for deferred incentive compensation.

Other expenses decreased $0.1 million to $0.6 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999 primarily due to decreased legal fees.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

Net income before minority interest increased $4.6 million to $25.0 million for the six months ended June 30, 2000, from $20.4 million for the six months ended June 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals were offset by increased depreciation and amortization.

Base rentals increased $3.7 million, or 7.6%, to $52.9 million for the six months ended June 30, 2000, from $49.2 million for the six months ended June 30, 1999. The increase was primarily due to expansions.

Percentage rents increased $0.7 million to $5.7 million for the six months ended June 30, 2000 from $5.0 million for the six months ended June 30, 1999. The increase was primarily due to expansions.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.5 million, or 8.3%, to $19.0 million for the six months ended June 30, 2000 from $17.5 million for the six months ended June 30, 1999, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 89.1% in 2000 compared to 90.6% in 1999.

Other income increased $0.1 million to $4.2 million for the six months ended June 30, 2000 from $4.1 million for the six months ended June 30, 1999. The increase is primarily the result of increased income from center operations and equity-in-earnings of Orlando joint venture, offset by equity-in-loss of internet affiliate in 2000 and a pad sale in 1999.

Interest in excess of amounts capitalized decreased $1.3 million to $11.4 million for the six months ended June 30, 2000 from $12.7 million for the six months ended June 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to paydown debt balances partially offset by higher LIBOR on a variable rate debt.

Operating and maintenance expenses increased $2.0 million, or 10.3%, to $21.4 million for the six months ended June 30, 2000 from $19.4 million for the six months ended June 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $1.5 million, or 7.6%, to $21.2 million for the six months ended June 30, 2000 from $19.7 million for the six months ended June 30, 1999. The increase was primarily due to depreciation of expansions.

General and administrative expenses decreased $0.8 million to $1.7 million for the six months ended June 30, 2000 from $2.5 million for the six months ended June 30, 1999. The decrease was primarily due to a lower accrual for deferred incentive compensation.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the OP's 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $7.0 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit for the OP's share of project costs in Japan; and approximately $106 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $175 million debt shelf registration and its $200 million equity shelf registration. In June 2000, the OP filed an S-3 registration statement to increase its debt shelf to $600 million and equity shelf to $300 million. The statement is currently under SEC review.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, capital expenditures to maintain the quality of its centers as well as funding development of the new internet technology platform.

Common distributions declared and recorded during the six months ended June 30, 2000 were $28.9 million, or $1.50 per share or unit. The Company's dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO") was 71.9% for the six months ended June 30, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

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

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") and has an annual right to request a one-year extension which may be granted at the option of the lenders. The Company's lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (7.75% at June 30, 2000) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the Company's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding.

In April 2000, a wholly-owned subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.19% at June 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the OP's Senior Credit Facility. This mortgage loan strengthened the OP's balance sheet by extending and sequencing debt maturities.

In February 2000, a subsidiary of the OP entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan which matures February 2003 bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.31% at June 30, 2000) and is guaranteed by the Company and the OP. At June 30, 2000, $8.5 million was outstanding.

Development activity during the year includes the 430,000 square-foot Orlando Premium Outlets which began a phased opening at the end of May 2000; the 220,000 square-foot first phase of Gotemba Premium Outlets (outside Tokyo, Japan), a Chelsea Japan Co. project which opened on July 13, 2000; the 230,000 square-foot first phase of Allen Premium Outlets (Allen, Texas), scheduled to open in the fourth quarter; and the 175,000 square-foot first phase of Rinku Premium Outlets (near Osaka, Japan), Chelsea Japan's second project, also scheduled to open in the fourth quarter. Additionally, expansions totaling approximately 230,000 square feet of GLA are under construction and scheduled to open in the next 12 months, including 125,000 square feet at Wrentham Village Premium Outlets (Wrentham, Massachusetts); and 105,000 square feet at Leesburg Corner Premium Outlets (Leesburg, Virginia). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Orlando Premium Outlets ("OPO"), a 430,000 square foot 50/50 joint venture project between the OP and Simon opened during the second quarter 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In February 1999, the joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50%. The loan is 50% guaranteed by each of the OP and Simon and as of June 30, 2000, $45.8 million was outstanding.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At June 30, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of June 30, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Construction on Chelsea Japan's second project is well underway. The project known as Rinku Premium Outlets is located outside Osaka, the second-largest city in Japan and is scheduled to open in late 2000.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP's total investment in Europe as of June 30, 2000 was approximately $4.5 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2000, the OP has provided guarantees of approximately $13 million for three projects.

In July 2000, the OP announced an e-commerce venture through its affiliate, Chelsea Interactive. The OP's investment in this venture was $13.8 million at June 30, 2000. Additional funding is expected to be provided from operating cash flow.

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

To achieve planned growth and favorable returns in both the short and long term, the Company's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities increased $12.6 million for the six months ended June 30, 2000 compared to the corresponding 1999 period. The increase was primarily due to the growth of the OP's GLA to 5.6 million square feet in 2000 from 5.0 million square feet in 1999 and increased collections on receivables. Net cash used in investing activities increased $5.8 million for the six months ended June 30, 2000 compared to the corresponding 1999 period, as a result of increased construction activity offset by payment on a note receivable in 1999. At June 30, 2000, net cash used in financing activities increased by $11.3 million primarily due to higher distributions paid and lower borrowings during 2000.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on FFO approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions.

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                             2000         1999          2000          1999
                                                       ----------   ----------- ------------  -------------
Net income to common unitholders .....................    $10,558       $9,336       $19,977       $18,337
Add back:
  Depreciation and amortization.......................     10,329        9,781        21,201        19,705
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets.....       (429)        (476)         (937)         (911)
                                                       ----------     ---------     ----------   ------------
FFO...................................................    $20,458      $18,641       $40,247       $37,131
                                                       ==========     =========     ==========   ============
Average units outstanding.............................     19,293       19,097        19,292        19,067
Distributions declared per share......................      $0.75        $0.72         $0.75         $1.44

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. The OP currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in interest rates along the entire rate curve would adversely affect the Company’s annual interest cost by approximately $1.4 million annually.

Following is a summary of the OP's debt obligations at June 30, 2000 (in thousands):

                                           Expected Maturity Date
                         --------------------------------------------------------------
                                                                                              Fair
                         2000      2001   2002      2003   2004    Thereafter     Total       Value
                         ----      ----   ----      ----   ----    ----------     -----       -----
Fixed Rate Debt:            -   $99,946      -         -      -    $124,760     $224,706    $212,946
Average Interest Rate:      -      7.75%     -         -      -        7.25%        7.47%
Variable Rate Debt:         -         -      -   $67,493      -       $69,750   $137,243    $137,243
Average Interest Rate:      -         -      -      7.82%     -        8.19%        8.01%

Chelsea GCA Realty Partnership, L.P.

Part II.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

The OP did not file any reports on Form 8-K during the three months ended June 30, 2000.

Chelsea GCA Realty Partnership, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY PARTNERSHIP, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 11, 2000