Form 10-K/A
period 1999-12-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-09-20
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Yes  X  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

There are no outstanding shares of Common Stock or voting securities.

Documents incorporated by reference:

Portions of the definitive Proxy Statement of Chelsea GCA Realty, Inc. relating to its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The Operating Partnership

Chelsea GCA Realty Partnership, L.P., a Delaware limited partnership (the “Operating Partnership” or “OP”), is 82.6% owned and managed by its sole general partner, Chelsea GCA Realty, Inc. (“Chelsea GCA” or the “Company”), a self-administered and self-managed real estate investment trust (“REIT”). The Operating Partnership owns, develops, redevelops, leases, markets and manages upscale and fashion-oriented manufacturers’ outlet centers. At the end of 1999, the OP owned and operated 19 centers (the “Properties”) with approximately 5.2 million square feet of gross leasable area (“GLA”) in 11 states. At December 31, 1999, the Company had approximately 424,000 square feet of wholly-owned new GLA under construction, comprising the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas – located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square-foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers; these openings and expansions are part of a total of approximately 550,000 square feet of wholly-owned new space scheduled for completion in 2000. Additionally, construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and phase one of Gotemba Premium Outlets (“GPO”) a 220,000 square foot center located in Gotemba, outside of Tokyo, Japan. OPO is a joint venture project between the Company and Simon Property Group, Inc. (“Simon”) and is scheduled to open as a single phase in mid-2000. GPO is a joint venture project 40% owned by the Company and 30% each by Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation, and is scheduled to open mid-2000. The Company’s existing portfolio includes properties in or near New York City, Los Angeles, San Francisco, Sacramento, Boston, Portland (Oregon), Atlanta, Washington DC, Cleveland, Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula.

The Operating Partnership’s executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111).

Recent Developments

Between January 1, 1999 and December 31, 1999, the OP added 340,000 square feet of GLA to its portfolio as a result of four expansions.

A summary of expansion activity from January 1, 1999 through December 31, 1999 is contained below:

                               Opening          GLA          Number
Property                       Date(s)       (Sq. Ft.)     of Stores    Tenants(1)
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
                                           ==============  ===========

(1) consists of the largest tenants who lease more than 5,000 square feet of GLA and have estimated sales of more than $377 per square foot, which was the weighted average sales generated by the Company's tenants in 1999.  Most tenants pay a fixed base rent based on the square feet leased by them and also pay a percentage rent based on sales

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

The OP has started construction on approximately 424,000 square feet of wholly-owned new GLA scheduled for completion in 2000, including the 232,000 square foot first phase of Allen Premium Outlets, the 104,000 square foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two centers. In addition construction is well underway on two joint venture projects, Orlando Premium Outlets, a 430,000 square foot center located in Orlando, Florida and the 220,000 square foot first phase of Gotemba Premium Outlets, located outside Tokyo, Japan. These projects, and others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

Strategic Alliance and Joint Ventures

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) is developing its initial project in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce during the next quarter a project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

Construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the project costs. The loan is 50% guaranteed by each of the OP and Simon and as of December 31, 1999, $20.8 million was outstanding.

Organization of the Operating Partnership

The Operating Partnership was formed through the merger in 1993 of The Chelsea Group (“Chelsea”) and Ginsburg Craig Associates (“GCA”), two leading outlet center development companies, providing for greater access to the public and private capital markets. Virtually all of the Properties are held by and all of its business activities conducted through the Operating Partnership. The Company (which owned 82.6% in the Operating Partnership as of December 31, 1999) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

The Manufacturers’ Outlet Business

Manufacturers’ outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers’ outlet centers offer numerous advantages to both consumer and manufacturer: by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers’ brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business of the Operating Partnership

The OP believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers’ outlet business.

Strong Tenant Relationships. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Cole Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter’s, Nike, Phillips-Van Heusen (Bass, Izod, Gant, Van Heusen), Timberland and Sara Lee (Champion, Hanes, Coach Leather). The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The Properties generated weighted average reported tenant sales during 1999 of $377 per square foot, among the three publicly traded outlet companies . As a result, the OP has been successful in attracting some of the world’s most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The OP believes it has a competitive advantage in the manufacturers’ outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers’ outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village (one of the first manufacturers’ outlet centers in the U.S.) in 1981, Woodbury Common in 1985, and Desert Hills and Aurora Farms in 1990. Since the IPO, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The OP seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The OP’s leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by underperforming tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The OP believes that there continue to be significant opportunities to develop manufacturers’ outlet centers across the United States. The OP intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The OP expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The OP believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

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

International Development. The OP intends to develop, own and operate premium outlet centers in Japan through its joint venture OP, Chelsea Japan Co., Ltd. Chelsea Japan is currently developing its first outlet center in Gotemba, located outside Tokyo, and is seeking governmental approval on another site outside Osaka, Japan. The OP believes that there are significant opportunities to develop manufacturers’ outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The OP has minority interests ranging from 5 to 15% in several outlet centers and outlet development projects in Europe. Two outlet centers, Bicester Village outside of London, England and La Roca Company Stores outside of Barcelona, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP’s total investment in Europe as of February 2000 is approximately $4.5 million. The OP has also agreed to provide up to $22 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of February 2000, the OP has provided limited debt service guarantees of approximately $20 million for three projects.

Operating Strategy

The OP’s primary business objective is to enhance the value of its properties and operations by increasing cash flow. The OP plans to achieve these objectives through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Leasing. The OP pursues an active leasing strategy through long-standing relationships with a broad range of tenants including manufacturers of men’s, women’s and children’s ready-to-wear, lifestyle apparel, footwear, accessories, tableware, housewares, linens and domestic goods. Key tenants are placed in strategic locations to draw customers into each center and to encourage shopping at more than one store. The OP continually monitors tenant mix, store size, store location and sales performance, and works with tenants to improve each center through re-sizing, re-location and joint promotion.

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

Property Design and Management. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center’s physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. Of the OP’s 388 full-time and 99 part-time employees, 286 full-time and 97 part-time employees are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

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

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the “Credit Facilities”), with a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility expires on March 30, 2002 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal of LIBOR plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

In October 1997, the OP completed a $125 million offering of 7.25% unsecured term notes due October 2007 (the “7.25% Notes”). The 7.25% Notes were priced to yield 7.29% to investors. Net proceeds from the offering were used to repay substantially all borrowings under the OP’s Credit Facilities, redeem $40 million of Reset Notes and for general corporate purposes.

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, with a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the OP. The Preferred Stock is redeemable on or after October 15, 2027 at the OP’s option. Net proceeds from the offering were used to repay borrowings under the OP’s Credit Facilities.

In January 1996, the OP completed a $100 million offering of 7.75% unsecured term notes due January 2001 (the “7.75% Notes”), which are guaranteed by the OP. The five-year non-callable 7.75% Notes were priced to yield 7.85% to investors.

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers’ outlet centers have established a niche capitalizing on consumers’ desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Properties generally are the leading manufacturers’ outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP’s financial position and results of operations.

Personnel

As of December 31, 1999, the OP had 388 full-time and 99 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

Item 2. Properties

The Properties are upscale, fashion-oriented manufacturers’ outlet centers located near large metropolitan areas, including New York City, Los Angeles, San Francisco, Boston, Washington DC, Atlanta, Sacramento, Portland (Oregon), and Cleveland, or at or near tourists destinations, including Honolulu, Napa Valley, Palm Springs and the Monterey Peninsula. The Properties were 99% leased as of December 31, 1999 and contained approximately 1,400 stores with approximately 450 different tenants. During 1999 and 1998, the Properties generated weighted average tenant sales of $377 and $360 per square foot, respectively. As of December 31, 1999, the OP had 19 operating outlet centers. Of the 19 operating centers, 18 are owned 100% in fee; and one, American Tin Cannery Premium Outlets, is held under a long-term lease expiring December 2004. The OP manages all of its Properties.

Approximately 34% and 35% of the OP’s revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the OP’s two centers with the highest revenues, Woodbury Common Premium Outlets and Desert Hills Premium Outlets. The loss of either center or a material decrease in revenues from either center for any reason might have a material adverse effect on the OP. In addition, approximately 30% and 34% of the OP’s revenues for the years ended December 31, 1999 and 1998, respectively, were derived from the OP’s centers in California, including Desert Hills.

Additionally, Woodbury Common Premium Outlets and Desert Hills Premium Outlets either contributed 10% or more of the OP’s aggregate gross revenues during 1999 or had a book value equal to 10% or more of the total assets of the OP at year-end 1999. No tenant at these centers leases more than 10% of such center’s GLA. The following chart shows certain information for these centers.

                                      Woodbury Common                   Desert Hills
                                      Premium Outlets                  Premium Outlets
                                Average        Avg. Annual          Average       Avg. Annual
Fiscal                         Occupancy           Rent            Occupancy          Rent
Year                              Rate          Per sq.ft.            Rate         Per sq.ft.
----
                             ---------------  ---------------    --------------- ---------------
1995........................      99.7%            $25.97             99.0%           $21.48
1996........................     100.0              27.74            100.0             22.16
1997........................      98.8              31.42            100.0             23.37
1998........................     100.0              33.16            100.0             24.74
1999........................      99.5              35.61            100.0             26.26

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 841,000 square feet of GLA. As of June 30, 2000, the center was leased to 214 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

Desert Hills Premium Outlets is located on Interstate 10, 16 miles west of Palm Springs, and 75 miles east of Los Angeles. The property opened in three phases in 1990, 1995 and 1997 and contains 475,000 square feet of GLA. As of June 30, 2000, the center was leased to 121 tenants. The center serves the population of southern California as well as tourists. The populations within a 30-mile, 60-mile and 100-mile radius total approximately 1.0 million, 4.8 million and 17.5 million, respectively. Average annual household income within the 30-mile radius is approximately $50,000.

The following tables show lease expiration data as of June 30, 2000 for Woodbury Common Premium Outlets and Desert Hills Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                   Woodbury Common Premium Outlets
                                                                               % of Annual
                                         Contractual              No. of         "CBR"
                                       Base Rents ("CBR")         Leases       Represented by
Expiration Year          GLA      Per Sq. Ft.        Total        Expiring     Expiring Leases
                    ------------  ------------  -------------- -----------  -------------------
2000.................   42,608       $21.85        $931,153         11              3.6%
2001.................   43,673        34.90       1,524,284         13              5.9
2002.................   45,280        25.50       1,154,555         13              4.4
2003.................  293,989        31.22       9,178,313         70             35.4
2004.................   39,589        32.58       1,289,768         12              5.0
2005.................  102,511        35.06       3,593,710         26             13.8
2006.................   17,066        37.50         639,930          8              2.5
2007.................   32,997        39.36       1,298,868         11              5.0
2008.................  111,795        34.00       3,801,135         23             14.6
2009.................   41,956        40.09       1,682,110         14              6.5

                                                 Desert Hills Premium Outlets
                                                                             % of Annual
                                           Contractual           No. of        "CBR"
                                         Base Rents ("CBR")     Leases       Represented by
Expiration Year          GLA       Per Sq. Ft.       Total      Expiring     Expiring Leases
                     ------------ -------------- -------------- ---------  ---------------
2000.................   44,344        $21.29        $944,079       17            9.1%
2001.................   40,159         23.13         928,731       10            8.9
2002.................   94,326         24.37       2,298,613       27           22.1
2003.................   38,468         23.33         897,357       11            8.6
2004.................   55,314         19.28       1,066,648        8           10.3
2005.................  105,263         22.24       2,341,108       28           22.5
2006.................   20,985         24.77         519,786        4            5.0
2007.................   18,790         20.12         378,138        5            3.6
2008.................    7,724         33.82         261,238        3            2.5
2009.................   12,057         45.15         544,361        5            5.2

Depreciation on Woodbury Common Premium Outlets and Desert Hills Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 1999, the Federal tax basis in these centers was as follows: Woodbury Common Premium Outlets - $129,508,887 and Desert Hills Premium Outlets - $55,340,210.

The realty tax rate on the above centers is approximately $4.73 per $100 of assessed value for Woodbury Common Premium Outlets and $1.16 per $100 of assessed value for Desert Hills Premium Outlets. Estimated 2000 taxes for these centers are as follows: $3,270,000 for Woodbury Common Premium Outlets and $907,000 for Desert Hills Premium Outlets.

The OP believes the Properties are adequately covered by insurance.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP’s gross revenues or total GLA; and only two tenants occupy more than 4% of the OP’s total GLA. As a result, and considering the OP’s past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

Set forth in the table below is certain property information as of December 31,1999:

                                Year       GLA        No. of
Name/Location                  Opened    (Sq. Ft.)    Stores    Tenants
                             ---------  ----------  ---------  --------------------------------------------

Woodbury Common                 1985      841,000       213     Brooks Brothers, Calvin Klein, Coach
Central Valley, NY                                              Leather, Gap, Gucci, Last Call Neiman
(New York City                                                  Marcus, Polo Ralph Lauren
metro area)

North Georgia                   1996      537,000       135     Brooks Brothers, Donna Karan, Gap,
Dawsonville, GA (Atlanta                                        Nautica, Off 5th-Saks Fifth Avenue,
metro area)                                                     Williams-Sonoma

Desert Hills                    1990      475,000       120     Burberry, Coach Leather, Giorgio
Cabazon, CA (Palm Springs-                                      Armani, Gucci, Nautica, Polo Ralph
Los Angeles area)                                               Lauren, Tommy Hilfiger

Wrentham Village                1997      473,000       125     Brooks Brothers, Calvin Klein, Donna
Wrentham, MA (Boston/                                           Karan, Gap, Polo Jeans Co., Sony,
Providence metro                                                Versace
area)

Camarillo Premium Outlets       1995      454,000       124     Ann Taylor, Barneys New York, Bose,
Camarillo, CA (Los Angeles                                      Cole-Haan, Donna Karan, Jones NY,
metro area)                                                     Off 5th-Saks Fifth Avenue

Leesburg Corner                 1998      325,000        73     Banana Republic, Brooks Brothers,
Leesburg, VA (Washington                                        Gap, Donna Karan, Off 5th-Saks Fifth
DC area)                                                        Avenue

Aurora Premium Outlets          1987      297,000        69     Ann Taylor, Bose, Brooks Brothers,
Aurora, OH (Cleveland                                           Carters, Liz Claiborne, Nautica, Off
metro area)                                                     5th-Saks Fifth Avenue

Clinton Crossing                1996      272,000        67     Coach Leather, Crate & Barrel, Donna
Clinton, CT (I-95/NY-New                                        Karan, Gap, Off 5th-Saks Fifth Avenue,
England corridor)                                               Polo Ralph Lauren

Folsom Premium Outlets          1990      246,000        68     Bass, Donna Karan, Gap, Liz Claiborne,
Folsom, CA (Sacramento                                          Nike, Off 5th-Saks Fifth Avenue
metro area)

Waikele Premium Outlets (1)     1997      214,000        52     Barneys New York, Bose, Donna Karan, Guess,
Waipahu, HI (Honolulu area)                                     Polo Jeans Co., Off 5th-Saks Fifth Avenue

Petaluma Village                1994      196,000        51     Ann Taylor, Bose, Brooks Brothers, Donna
Petaluma, CA (San Francisco                                     Karan, Off 5th-Saks Fifth Avenue
metro area)

Napa Premium Outlets            1994      171,000        48     Cole-Haan, Dansk, Ellen Tracy, Esprit, J.
Napa, CA (Napa Valley)                                          Crew, Nautica, Timberland, TSE Cashmere

Columbia Gorge                  1991      164,000        44     Adidas, Carter's, Gap, Harry & David,
Troutdale, OR (Portland                                         Mikasa
metro area)

Liberty Village                 1981      157,000        56     Calvin Klein, Donna Karan, Ellen Tracy,
Flemington, NJ (New York-                                       Polo Ralph Lauren, Tommy Hilfiger
Phila. metro area)

American Tin Cannery            1987      135,000        48     Anne Klein, Bass, Carole Little, Nine West,
Pacific Grove, CA (Monterey                                     Reebok, Totes
Peninsula)

Santa Fe Premium Outlets        1993      125,000        40     Brooks Brothers, Coach Leather, Donna
Santa Fe, NM                                                    Karan, Liz Claiborne, Nine West

Patriot Plaza                   1986       76,000        11     Lenox, Polo Ralph Lauren, WestPoint Stevens
Williamsburg, VA (Norfolk-
Richmond area)

Mammoth Premium Outlets         1990       35,000        11     Bass, Polo Ralph Lauren
Mammoth Lakes, CA (Yosemite
National Park)

St. Helena Premium Outlets      1992       23,000         9     Brooks Brothers, Coach Leather, Donna
St. Helena, CA (Napa Valley)                                    Karan, Joan & David
                                         ----------  ---------
   Total                                5,216,000     1,364
                                         ==========  =========

(1)  Acquired in March 1997

The OP rents approximately 27,000 square feet of office space in its headquarters facility in Roseland, New Jersey and approximately 4,000 square feet of office space for its west coast regional development office in Newport Beach, California.

Item 3. Legal Proceedings

The OP is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the OP’s financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Matters

None.

Item 6: Selected Financial Data

Chelsea GCA Realty Partnership, L.P.
(In thousands except per unit, and number of centers)

                                                                               Year Ended
                                                                             December 31,
                                                      -------------------------------------------------
Operating Data:                                         1999        1998      1997     1996      1995
                                                      --------   ---------  --------  -------  --------

Rental revenue.....................................   $114,485     $99,976   $81,531  $63,792   $51,361
Total revenues.....................................    162,926     139,315   113,417   91,356    72,515
Loss on writedown of assets........................        694      15,713         -        -         -
Total expenses.....................................    115,370     113,879    78,262   59,996    41,814
Income before minority interest
    and extraordinary item.........................     47,556      25,436    35,155   31,360    29,650
Minority interest..................................          -           -      (127)    (257)     (285)
Income before extraordinary item...................     47,556      25,436    35,028   31,103    29,365
Extraordinary item - loss on retirement of debt....          -        (345)     (252)    (902)        -
Net income.........................................     47,556      25,091    34,776   30,201    29,365
Preferred distribution.............................     (6,137)     (4,188)     (907)       -         -
Net income to common unitholders...................    $41,419     $20,903   $33,869  $30,201   $29,365
Net income per common unit:
    General partner (including $0.02 and $0.01 net
    loss per unit from extraordinary item
    in 1998 and 1997, respectively)................      $2.17       $1.11     $1.88    $1.77    $1.75
    Limited partner (including $0.02 and $0.01 net
    loss per unit from extraordinary item
    in 1998 and 1997, respectively)................      $2.16       $1.09     $1.87    $1.76    $1.75

Ownership Interest:
General partner....................................     15,742      15,440    14,605   11,802   11,188
Limited partners...................................      3,389       3,431     3,435    5,316    5,601
                                                      --------   ---------  --------  -------  -------
Weighted average units outstanding.................     19,131      18,871    18,040   17,118   16,789

Balance Sheet Data:
Rental properties before accumulated
    depreciation...................................   $848,813    $792,726  $708,933  $512,354 $415,983
Total assets.......................................    806,055     773,352   688,029   502,212  408,053
Total liabilities  ................................    426,198     450,410   342,106   240,878  141,577
Minority interest..................................          -           -         -     5,698    5,441
Partners' capital..................................    379,857     322,942   345,923   255,636  261,035
Distributions declared per common unit.............      $2.88       $2.76     $2.58    $2.355   $2.135

Other Data:
Funds from operations to common unitholders (1)        $79,980     $67,994   $57,417   $48,616  $41,870
Cash flows from:
   Operating activities............................    $87,590     $78,731   $56,594   $53,510  $36,797
   Investing activities............................    (77,578)   (119,807) (199,250)  (99,568) (82,393)
   Financing activities............................    (10,781)     36,169   143,308    55,957   40,474

GLA at end of period...............................      5,216       4,876     4,308     3,610    2,934
Weighted average GLA (2)...........................      4,995       4,614     3,935     3,255    2,680
Centers at end of the period.......................         19          19        20        18       16
New centers opened.................................          -           1         1         2        1
Centers expanded...................................          4           7         5         5        7
Center sold........................................          1           -         -         -        1
Centers held for sale..............................          1           2         -         -        -
Center acquired....................................          -           -         1         -        -

Notes to Selected Financial Data:

(1)	The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions. See Management's Discussion and Analysis for definition of FFO.
(2)	GLA weighted by months in operation.

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

General Overview

At December 31, 1999 and 1998, the OP operated 19 manufacturers’ outlet centers, compared to 20 at the end of 1997. The OP’s operating gross leasable area (“GLA”) at December 31, 1999 was 5.2 million square feet compared to 4.9 million square feet and 4.3 million square feet at December 31, 1998 and 1997, respectively.

From January 1, 1997 to December 31, 1999, the OP grew by increasing rents at its operating centers, opening two new centers, acquiring one center and expanding nine centers. Increasing rents at operating centers resulted in base and percentage rent revenue growth of $13.8 million. The opening of two new centers, acquisition of one center and expansion of nine centers increased base and percentage rent revenues by $10.6 million, $6.3 million and $20.0 million, respectively during the three year period ended December 31, 1999. The 1.6 million square feet (“sf”) of net GLA added during the period is detailed as follows:

                                        Since
                                      January 1,
                                         1997          1999           1998          1997
                                        -----          -----          ----          ----
Changes in GLA (sf in 000's):

   New centers developed:
         Leesburg Corner                   270             -            270             -
         Wrentham Village                  227             -              -           227
                                      --------      --------       --------       -------
   Total new centers                       497             -            270           227

   Centers expanded:
         Wrentham Village                  246           120            126             -
         North Georgia                     245           103             31           111
         Leesburg Corner                    55            55              -             -
         Camarillo Premium Outlets         175            45             45            85
         Woodbury Common                   268             -            268             -
         Folsom Premium Outlets             34             -             19            15
         Columbia Gorge                     16             -             16             -
         Desert Hills                       42             -              6            36
         Liberty Village                    12             -              -            12
         Other                               -            17            (15)           (2)
                                      --------      --------       --------       -------

   Total centers expanded                1,093           340            496           257

   Centers held for sale:
         Solvang Designer Outlets          (52)            -            (52)            -
         Lawrence Riverfront              (146)            -           (146)            -
                                      --------      --------       --------       -------

                                          (198)            -           (198)            -

   Center acquired:
         Waikele Premium Outlets           214             -              -           214
                                      --------      --------       --------       -------

Net GLA added during the period          1,606           340            568           698

Other Data:
         GLA at end of period                          5,216          4,876         4,308
         Weighted average GLA (1)                      4,995          4,614         3,935
         Centers in operation at end
          of period                                       19             19            20
         New centers opened                                -              1             1
         Centers expanded                                  4              7             5
         Centers sold                                      1              -             -
         Centers held for sale                             1              2             -
         Center acquired                                   -              -             1

Note: (1) Average GLA weighted by months in operation

The OP's centers produced weighted average reported tenant sales of approximately $377 per square foot in 1999 and $360 per square foot in 1998 and 1997. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

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

Comparison of year ended December 31, 1999 to year ended December 31, 1998

Operating income before interest, depreciation and amortization increased $18.6 million, or 19.8%, to $112.2 million in 1999 from $93.6 million in 1998. This increase was primarily the result of expansions and a new center opening during 1999 and 1998. Income from operations increased $7.1 million or 17.3% to $48.3 million in 1999 from $41.2 million in 1998. Increased revenues from expansions and a new center opening during 1999 and 1998 were offset by higher interest costs.

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

General and administrative expenses were $4.8 million during 1999 and 1998 due to stabilized overhead costs during 1999.

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

Comparison of year ended December 31, 1998 to year ended December 31, 1997

Operating income before interest, depreciation and amortization increased $18.2 million, or 24.2%, to $93.6 million in 1998 from $75.4 million in 1997. This increase was primarily the result of expansions and new center openings during 1997 and 1998. Income from operations increased $6.0 million, or 17.1%, to $41.2 million in 1998 from $35.2 million in 1997. Increased revenues from expansions and new center openings in 1997 and 1998 were offset by increased interest costs.

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

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 1999 of $87.6 million is expected to increase with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 853,000 square feet in 2000, which includes the OP's 50% ownership share in Orlando Premium Outlets and 40% ownership share in Gotemba Premium Outlets. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $8.9 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (US $40 million) for the OP's share of projects in Japan; and approximately $90 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets through its $175 million debt shelf registration and if current market conditions become favorable through its $200 million equity shelf registration.

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

The OP's ratio of earnings to fixed charges for each of the three years ended December 31, 1999, 1998 and 1997 was 2.5, 2.3 and 2.4, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and before fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

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

The OP is in the process of planning development for 2000 and beyond. At December 31, 1999, approximately 424,000 square feet of the OP's planned 2000 development was under construction, including of the 232,000 square foot first phase of Allen Premium Outlets (Allen, Texas - located on US Highway 75 approximately 30 miles north of Dallas), the 104,000 square foot third phase of Leesburg Corner and expansions totaling 88,000 square feet at two other centers. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. Excluding separately financed joint venture projects, the OP anticipates 2000 development and construction costs of $40 million to $50 million. Funding is currently expected from borrowings under the Senior Credit Facility, additional debt offerings, and/or equity offerings, except Allen Premium Outlets. In February 2000, Chelsea Allen Development L.P., a subsidiary of the OP entered into a $40 million construction loan agreement that is expected to fund approximately 75% of the costs of the Allen project. The loan, guaranteed by the OP, matures February 2003 and bears interest at LIBOR plus 1.625% .

Construction is also underway on Orlando Premium Outlets ("OPO"), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project and as of December 31, 1999, $20.8 million was outstanding. The loan which matures March 2002 and bears interest at LIBOR plus 1.50% is 50% guaranteed by each of the OP and Simon.

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan") intends to develop its initial project in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, Chelsea International Operating Corp., a subsidiary of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At December 31, 1999, no amounts were outstanding under the loan. In December 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Subject to governmental and other approvals, Chelsea Japan also expects to announce a project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations ("FFO") approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions.

                                                                      Year Ended December 31,
                                                                        1999              1998
                                                                     -----------     -------------

Income to common unitholders before extraordinary item.........      $41,419           $21,248
Add:
Depreciation and amortization..................................       39,716            32,486
Loss on writedown of assets....................................          694            15,713

Amortization of deferred financing costs and depreciation
    of non-rental real estate assets...........................       (1,849)           (1,453)
                                                                   -------------     ------------
FFO............................................................      $79,980           $67,994
                                                                   =============     ============

Average units outstanding......................................       19,131            18,871
Distributions declared per unit................................        $2.88             $2.76

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

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. Under its current policies, the OP does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the OP’s annual interest cost by approximately $1.3 million annually.

Following is a summary of the OP's debt obligations at December 31, 1999 (in thousands):

                                                 Expected Maturity Date
                             ----------------------------------------------------------------
                                2000      2001   2002      2003   2004    Thereafter    Total     Fair Value
                                ----      ----   ----      ----   ----    ----------    -----     ----------
Fixed Rate Debt:                   -   $99,905      -         -      -    $124,744    $224,649    $212,905
Average Interest Rate:             -     7.75%      -         -      -       7.25%       7.47%
Variable Rate Debt:          $60,000         -      -   $71,035      -          -     $131,035    $131,035
Average Interest Rate:         7.53%         -      -     7.24%      -          -        7.37%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information was required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company’s Form 10-K, that will appear in the Company’s Proxy Statement furnished to shareholders in connection with the Company’s 2000 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (S-11).

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10K for the year ended December 31, 1997.

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10K for the year ended December 31, 1998 ("1998 10K").

10.3	Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.3 to 1998 10K.

10.4	Agreement dated October 23, 1998, among Chelsea GCA Realty Partnership, L.P., Chelsea GCA Realty, Inc., Simon Property Group, L.P., the Mills Corporation and related parties. Incorporated by reference to Exhibit 10.4 to 1998 10K.

10.5	Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to Form 10K for the year ended December 31, 1997.

10.6	Subscription Agreement dated as of March 31, 1997 by and among Chelsea GCA Realty Partnership, L.P., WCC Associates and KM Halawa Partners. Incorporated by reference to Exhibit 1 to current report on Form 8-K reporting on an event which occurred March 31, 1997.

10.7	Stock Subscription Agreement dated May 16, 1997 between Chelsea GCA Realty, Inc. and Simon DeBartolo Group, L.P. Incorporated by reference to Exhibit 10.5 to Form 10K for the year ended December 31, 1997.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

10.8	Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999.

10.9	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999.

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

Item 8, Item 14(a)(1) and (2) and Item 14(d)

(a)1.   Financial Statements

Form 10-K Report Page
Consolidated Financial Statements-Chelsea GCA Realty Partnership, L.P.

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998	F-2
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-20 and F-21

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

To the Owners
Chelsea GCA Realty Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Chelsea GCA Realty Partnership, L.P. as of December 31, 1999 and 1998, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of Chelsea GCA Realty, Partnership, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

Ernst & Young LLP

New York, New York
February 2, 2000

Chelsea GCA Realty Partnership, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                   December 31,
                                                                            1999                 1998

Assets
Rental properties:

     Land.............................................................    $ 118,494           $ 109,318
     Depreciable property.............................................      730,319             683,408
                                                                         ------------        ------------
Total rental property.................................................      848,813             792,726
Accumulated depreciation..............................................     (138,221)           (102,851)
                                                                         ------------        ------------
Rental properties, net................................................      710,592             689,875
Cash and equivalents..................................................        8,862               9,631
Notes receivable-related parties......................................        2,213               4,500
Deferred costs, net...................................................       14,290              17,766
Properties held for sale..............................................        3,388               8,733
Other assets..........................................................       66,710              42,847
                                                                         ------------        ------------
Total assets..........................................................    $ 806,055           $ 773,352
                                                                         ============        ============

Liabilities and partners' capital
Liabilities:
     Unsecured bank debt..............................................    $ 131,035           $ 151,035
     7.75% Unsecured Notes due 2001...................................       99,905              99,824
     7.25% Unsecured Notes due 2007...................................      124,744             124,712
     Construction payables............................................        9,277              12,927
     Accounts payable and accrued expenses............................       27,127              19,769
     Obligation under capital lease...................................        3,233               9,612
     Accrued distribution payable.....................................        3,813               3,274
     Other liabilities................................................       27,064              29,257
                                                                         ------------       ------------
Total liabilities.....................................................      426,198             450,410

Commitments and contingencies

Partners' capital:
General partner units outstanding, 15,932 in 1999 and 15,608 in 1998..      277,296             280,391
Limited partners units outstanding, 3,357 in 1999 and 3,429 in 1998...       39,246              42,551
Preferred partners units outstanding, 1,300 in 1999...................       63,315                   -
                                                                         ------------        ------------
Total partners' capital...............................................      379,857             322,942
                                                                         ------------        ------------
Total liabilities and partners' capital...............................    $ 806,055           $ 773,352
                                                                         ============        ============

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

                                                                       Year ended December 31,
                                                                1999               1998              1997

Revenues:
     Base rental...................................            $98,838            $86,592           $70,693
     Percentage rentals............................             15,647             13,384            10,838
     Expense reimbursements........................             39,748             35,342            28,981
     Other income..................................              8,693              3,997             2,905
                                                        ------------------ ----------------- ------------------
Total revenues.....................................            162,926            139,315           113,417

Expenses:
     Interest.......................................            24,208             19,978            15,447
     Operating and maintenance......................            43,771             38,704            31,423
     Depreciation and amortization..................            39,716             32,486            24,995
     General and administrative.....................             4,853              4,849             3,815

     Other..........................................             2,128              2,149             2,582
                                                        ------------------ ----------------- ------------------
Total operating expenses............................           114,676             98,166            78,262

Income from operations..............................            48,250             41,149            35,155
Loss on writedown of assets........................                694             15,713                 -
                                                        ------------------ ----------------- ------------------
Income before minority interest and
     extraordinary item.............................            47,556             25,436            35,155
Minority interest...................................                 -                  -              (127)
                                                        ------------------ ----------------- ------------------
Income before extraordinary item....................            47,556             25,436            35,028
Extraordinary item-loss on early
     extinguishment of debt.........................                 -               (345)             (252)
                                                        ------------------------------------ ------------------
Net income..........................................            47,556            25,091             34,776
Preferred unit requirement..........................            (6,137)            (4,188)             (907)
                                                        ------------------ ----------------- ------------------
Net income to common unitholders....................           $41,419            $20,903           $33,869
                                                        ================== ================= ==================

Net income to common unitholders:
     General partner................................           $34,093            $17,162           $27,449
     Limited partners...............................             7,326              3,741             6,420
                                                        ------------------ ----------------- ------------------
Total...............................................           $41,419            $20,903           $33,869
                                                        ================== ================= ==================

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
                                                        ------------------ ----------------- ------------------
Total...............................................            19,131             18,871            18,040

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Consolidated Statements of Partners’ Capital
(In thousands)

                                                  General          Limited       Preferred        Total
                                                 Partner's        Partners'      Partner's      Partners'
                                                  Capital          Capital        Capital        Capital
                                              ---------------- ---------------- -------------- ----------------

Balance December 31, 1996..................      $185,340          $70,296       $     -         $255,636
Contributions..............................       103,357              389             -          103,746
Net income.................................        28,356            6,420             -           34,776
Common distributions.......................       (38,475)          (8,853)            -          (47,328)
Preferred distribution.....................          (907)               -             -             (907)
Transfer of a limited partners' interest...        19,999          (19,999)            -                -
                                            ---------------- ----------------  ------------- ----------------

Balance December 31, 1997..................       297,670           48,253             -          345,923
Contributions..............................         8,266                -             -            8,266
Net income.................................        21,350            3,741             -           25,091
Common distributions.......................       (42,707)          (9,407)            -          (52,114)
Preferred distribution.....................        (4,188)               -             -           (4,188)
Transfer of a limited partners' interest...             -              (36)            -              (36)
                                            ---------------- ----------------  ------------- ----------------

Balance December 31, 1998..................       280,391           42,551             -          322,942
Contributions (net of costs)...............         7,335                -        63,315           70,650
Net income.................................        38,281            9,275             -           47,556
Common distributions.......................       (45,426)          (9,728)            -          (55,154)
Preferred distribution.....................        (4,188)          (1,949)            -           (6,137)
Transfer of a limited partners' interest...           903             (903)            -                -
                                            ---------------- ----------------  ------------- ----------------
Balance December 31, 1999..................      $277,296          $39,246       $63,315         $379,857
                                            ================ ================  ============= ================

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Consolidated Statements of Cash Flows
(In thousands)

                                                                           Year ended December 31,
                                                                  1999            1998            1997

Cash flows from operating activities
Net income...............................................        $47,556         $25,091         $34,776
Adjustments to reconcile net income to
  net cash provided by operating activities:
  net cash provided by operating activities:
     Depreciation and amortization.......................         39,716          32,486          24,995
     Minority interest in net income.....................              -               -             127
     Loss on writedown of assets.........................            694          15,713               -
     Proceeds from non-compete receivable................          4,600               -               -
     Amortization of non-compete revenue.................         (5,136)              -               -
     Extraordinary loss on early extinguishment of debt..              -             345             252
     Additions to deferred lease costs...................         (2,771)         (3,178)         (6,629)
     Other operating activities..........................            511             522             319
     Changes in assets and liabilities:
      Straight-line rent receivable......................         (1,554)         (1,900)         (1,523)
      Other assets.......................................         (3,076)          1,094             287
      Accounts payable and accrued expenses..............          7,050           8,558           3,990
                                                            ----------------- ------------- ----------------
Net cash provided by operating activities................         87,590          78,731          56,594

Cash flows from investing activities
Additions to rental properties...........................        (62,119)       (116,339)       (195,058)
Additions to deferred development costs..................           (753)         (3,468)         (2,237)
Proceeds from sale of center.............................          4,483               -               -
Loans to related parties.................................         (2,213)              -               -
Payments from related parties............................          4,500               -               -
Additions to investments in joint ventures...............        (21,476)              -               -
Other investing activities...............................              -               -          (1,955)
                                                            ------------------ ------------ ----------------
Net cash used in investing activities....................        (77,578)       (119,807)       (199,250)

Cash flows from financing activities
Net proceeds from sale of preferred units................         63,315               -               -
Net proceeds from sale of common units...................          7,335           8,287          54,951
Net proceeds from sale of preferred stock................              -               -          48,406
Distributions............................................        (60,752)        (56,366)        (48,791)
Debt proceeds ...........................................         49,000         154,000         261,710
Repayments of debt.......................................        (69,000)        (68,000)       (172,000)
Additions to deferred financing costs....................           (679)         (1,695)           (855)
Other financing activities...............................              -             (57)           (113)
                                                            ------------------ ------------ ----------------
Net cash (used in) provided by financing activities......        (10,781)         36,169         143,308

Net (decrease) increase in cash and cash equivalents.....           (769)         (4,907)            652
Cash and cash equivalents, beginning of period...........          9,631          14,538          13,886
                                                            ------------------ ------------ ----------------
Cash and cash equivalents, end of period.................         $8,862          $9,631         $14,538
                                                            ================== ============ ================

  The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

1. Organization and Basis of Presentation

Organization

Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers. As of December 31, 1999, the Operating Partnership operated 19 manufacturers’ outlet centers in 11 states. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the “Company”) is a self-administered and self-managed Real Estate Investment Trust.

Basis of Presentation

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has a greater than 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation. The OP accounts for its non-controlling investments under the equity method. Such investments are included in other assets in the financial statements.

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

2. Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 25-40 year estimated lives for buildings, and 15- and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that the OP review real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 1999 and 1998 cash equivalents consisted of repurchase agreements which were held by one financial institution, commercial paper and “U.S.” Government agency securities which matured in January of the following year. The carrying amount of such investments approximated fair value.

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

Foreign Currency Translation

The OP conforms to the requirements of the Statement of Financial Accounting Standards No. 52 (SFAS 52) entitled “Foreign Currency Translation.” Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange. Gains and losses related to foreign currency were not material for the three year period ending December 31, 1999.

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

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. Due and unpaid rents are included in other assets in the accompanying balance sheet. Certain lease agreements contain provisions for rents which are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

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

Concentration of Operating Partnership’s Revenue and Credit Risk

Approximately 34%, 35% and 34% of the Company’s revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company’s two centers with the highest revenues, Woodbury Common and Desert Hills. The loss of either center or a material decrease in revenues from either center for any reason may have a material adverse effect on the Company. In addition, approximately 30%, 34% and 38% of the Company’s revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company’s centers in California, which includes Desert Hills.

Management of the OP performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the Company’s tenants operate principally in the retail industry, there is no dependence upon any single tenant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority Interest

Through June 30, 1997, the Operating Partnership was the sole general partner and had a 50% interest in Solvang Designer Outlets (“Solvang”), a limited partnership. Accordingly, the accounts of Solvang were included in the consolidated financial statements of the Operating Partnership. On June 30, 1997, the Operating Partnership acquired the remaining 50% interest in Solvang. Solvang is not material to the operations or financial position.

Segment Information

Effective January 1, 1998, the OP adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“Statement 131”). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations, financial position or disclosure of segment information as the OP is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The OP evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments. The OP’s investment in foreign operations is not material to the consolidated financial statements.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (“Statement 130”) which is effective of fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the OP’s financial position or results of operations.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The OP is required to adopt SAB 101 no later than the second quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000.The OP does not anticipate that the adoption of the SAB will have a material effect of its results of operations or financial position.

3. Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                        1999             1998
                                                ---------------  --------------
Land and improvements........................       $266,441         $245,814
Buildings and improvements...................        552,240          512,080
Construction-in-process......................         19,288           25,534
Equipment and furniture......................         10,844            9,298
                                                ---------------  --------------
Total rental property........................        848,813          792,726
Accumulated depreciation and amortization....       (138,221)        (102,851)
                                                ---------------  --------------
Total rental property, net...................       $710,592         $689,875
                                                ===============  ==============

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

4. Waikele Acquisition

Pursuant to a Subscription Agreement dated as of March 31, 1997, the OP acquired Waikele Factory Outlets, a manufacturers’ outlet shopping center located in Hawaii. The consideration paid by the OP consisted of the assumption of $70.7 million of indebtedness outstanding with respect to the property (which indebtedness was repaid in full by the OP immediately after the closing) and the issuance of special partnership units in the Operating Partnership, having a fair market value of $0.5 million. Immediately after the closing, the OP paid a special cash distribution of $5.0 million on the special units. The cash used by the OP in the transaction was obtained through borrowings under the OP’s Credit Facilities.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 1997:

                                                                           1997

     Total revenue.................................................    $115,802

     Income to common unitholders before extraordinary items.......      34,718

     Net income to common unitholders:
        General partner............................................      27,933
        Limited partners...........................................       6,533
                                                                     -----------
     Total.........................................................      34,466

     Net income per unit:
        General partner (including $0.01 net loss per unit
           from extraordinary item in 1997)........................       $1.91
        Limited partners (including $0.01 net loss per unit
           from extraordinary item in 1997)........................       $1.89

5. Deferred Costs

The following summarizes the carrying amounts for deferred costs as of December 31 (in thousands):

                                                   1999          1998
                                             ------------  ------------

Lease costs.................................    $19,838       $17,601
Financing costs.............................     11,557        10,879
Development costs...........................        967         3,675
Other.......................................      1,172         1,172
                                             ------------
                                                           ------------
Total deferred costs........................     33,534        33,327
Accumulated amortization....................    (19,244)      (15,561)
                                             ------------  ------------
Total deferred costs, net...................    $14,290       $17,766
                                             ============  ============

6. Properties Held for Sale

As of December 31, 1999, properties held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets (“Solvang”). As of December 31, 1998, Lawrence Riverfront Plaza was also included in properties held for sale; the property was sold on March 26, 1999.

During the second quarter of 1998, the OP accepted an offer to purchase Solvang, a 51,000 square foot center in Solvang, California, for a net selling price of $5.6 million. The center had a book value of $10.5 million, resulting in a writedown of $4.9 million in the second quarter of 1998. During the fourth quarter of 1998, the initial purchase offer was withdrawn and the OP received another offer for a net selling price of $4.0 million, requiring a further writedown of $1.6 million. In January 2000, the center was sold for a net selling price of $3.3 million resulting in an additional writedown of $0.7 million recognized in the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, Solvang accounted for less than 1% of the OP’s revenues and net operating income.

Management decided to sell these two properties during 1998 as part of the OP’s long-term objective of devoting resources to and focusing on productive properties. Management determined that the time and effort necessary to support these two underperforming centers was not worth the economic benefit to the OP. Management also concluded that these centers would be more useful as office and/or residential space, which are outside the OP’s area of expertise.

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

8. Debt

On March 30, 1998, the OP replaced its two unsecured bank revolving lines of credit, totaling $150 million (the “Credit Facilities”), with a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”). The Senior Credit Facility expires on March 30, 2001 and the OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. The OP has requested and expects approval to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.24% at December 31, 1999) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 1999, $94 million was available under the Senior Credit Facility.

Also on March 30, 1998, the OP entered into a $5 million term loan (the “Term Loan”) that carries the same interest rate and maturity as the Senior Credit Facility. The Lender has credit committee approval to extend the Term Loan to March 30, 2003.

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

In October 1997, the OP completed a $125 million offering of 7.25% unsecured term notes due October 2007 (the “7.25% Notes”). The 7.25% Notes were priced to yield 7.29% to investors, 120 basis points over the 10-year U.S. Treasury rate. At December 31, 1999, in the opinion of management, the fair value of the 7.25% Notes was approximately $113 million.

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

10. Preferred Stock

In October 1997, the Company issued 1.0 million shares of nonvoting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50.00 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company’s option. Net proceeds from the offering were used to repay borrowings under the Company’s Credit Facilities.

11. Lease Agreements

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2000 to 2018. Most leases are renewable for five years after expiration of the initial term at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 1999, exclusive of renewal option periods, were as follows (in thousands):

               2000............      $99,382
               2001............       92,716
               2002............       81,106
               2003............       64,251
               2004............       45,936
               Thereafter......       89,907
                                 --------------
                                    $473,298
                                 ==============

In 1987, a Predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land is classified as an operating lease. The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term is 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 1999, 1998 or 1997. The OP has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the OP amended its capital lease resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease which ends December 2004.

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
                                   -----------
                                      $5,855
                                   ===========

Rental expense amounted to $0.9 million for the year ended December 31, 1999 and $1.0 million for the years ended December 31, 1998 and 1997.

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                     1999              1998
                                              ---------------   ---------------

Building....................................       $6,796            $8,621
Less accumulated amortization...............       (4,830)           (3,937)
                                              ---------------
                                                                ---------------
Leased property, net........................       $1,966            $4,684
                                              ===============   ===============

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 1999 are as follows (in thousands):

               2000....................................                $819
               2001....................................                 819
               2002....................................                 819
               2003....................................                 819
               2004....................................                 819
                                                               --------------
               Total minimum lease payments............               4,095
               Amount representing interest............                (862)
                                                               --------------
               Present value of net minimum capital
                lease payments.........................              $3,233
                                                               ==============

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

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) intends to develop its initial project in the city of Gotemba, approximately 60 miles west of Tokyo. Groundbreaking for the 220,000 square-foot first phase took place in November 1999, with opening scheduled for mid-2000. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the OP and OP to fund its share of construction costs. At December 31, 1999, no amounts were outstanding under the loan.

Construction is underway on Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture project between the OP and Simon. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida and is scheduled to open mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement that is expected to fund approximately 75% of the costs of the project. The loan is 50% guaranteed by each of the OP and Simon and as of December 31, 1999, $20.8 million was outstanding.

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

In September 1995, the OP transferred property with a book value of $4.8 million to its former President (a current unitholder) in exchange for a $4.0 million note secured by units in the Operating Partnership (the “Secured Note”) and an $0.8 million unsecured note receivable (the “Unsecured Note”). In January 1999, the OP received $4.5 million as payment in full for the two notes. The remaining $0.3 million write-off was recognized in December 1998.

On June 30, 1997 the OP forgave a $3.3 million related party note and paid $2.4 million in cash to acquire the remaining 50% interest in Solvang. The OP also collected $0.8 million in accrued interest on the note.

The OP had space leased to related parties of approximately 56,000 square feet during the years ended December 31, 1999 and 1998 and 61,000 square feet during the year ended December 31, 1997. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $1.8 million during the years ended December 31, 1999 and 1998 and $1.5 million during the year ended December 31 1997.

At December 31, 1999 the OP had a receivable from an equity investee of $4.0 million that is included in other assets. In January 2000 the OP received payment of $3.0 million on this receivable.

The OP had a consulting agreement with one of its directors from August 1998 through December 31, 1999. The agreement called for monthly payments of $10,000.

Certain Directors and unitholders guarantee OP obligations, which existed prior to the formation of the OP, under leases for one of the properties. The OP has indemnified these parties from and against any liability which they may incur pursuant to these guarantees.

14. Employee Stock Purchase Plan

The Company’s Board of Directors and shareholders approved an Employee Stock Purchase Plan (the “Purchase Plan”), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of the Company’s common stock. Eligible employees have been in the employ of the OP or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are “highly compensated employees” or own 5% or more of the voting power of the Company’s stock. Eligible employees will purchase shares of the Company through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an “Option Period”). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 1999, 48 employees were enrolled in the Purchase Plan and $1,300 expense has been incurred and is included in the financial statements. The Purchase Plan will terminate after five years unless terminated earlier by the Company’s Board of Directors.

15. 401(k) Plan

The OP maintains a defined contribution 401(k) savings plan (the “Plan”), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing one year of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant’s first 6% of yearly compensation to the Plan. Matching contributions of approximately $97,000 in 1999 and $150,000 in 1998 are included in the OP’s general and administrative expense.

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

17. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 1999 and 1998:

                                                     March 31    June 30       September 30   December 31
                                                  --------------------------- --------------- ----------------
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY, INC. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date:  September 20, 2000