Form 10-Q/A
period 2000-03-31
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-09-20
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures	10 14 15 16

Item 1. Financial Statements

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                      March 31,           December 31,
                                                       2000                  1999
                                                    -------------        ------------
                                                    (Unaudited)            (Note 1)
Assets
Rental properties:
     Land........................................    $ 119,040             $ 118,494
     Depreciable property........................      741,442               730,319
                                                    -----------          ------------
Total rental property............................      860,482               848,813
Accumulated depreciation.........................     (147,166)             (138,221)
                                                    -----------          ------------

Rental properties, net...........................      713,316               710,592
Cash and equivalents.............................       20,806                 8,862
Notes receivable-related party...................        2,201                 2,213
Deferred costs, net..............................       13,285                14,290
Properties held for sale.........................            -                 3,388
Other assets.....................................       59,229                66,710
                                                    ----------          -------------
Total assets.....................................    $ 808,837             $ 806,055
                                                    ===========         =============

Liabilities and partners' capital
Liabilities:
     Unsecured bank debt.........................    $ 131,035             $ 131,035
     7.75% Unsecured Notes due 2001..............       99,925                99,905
     Construction loan due 2003..................        1,319                     -
     7.25% Unsecured Notes due 2007..............      124,752               124,744
     Construction payables.......................        9,432                 9,277
     Accounts payable and accrued expenses.......       23,977                27,127
     Obligation under capital lease..............        3,039                 3,233
     Accrued distribution payable................       15,862                 3,813
     Other liabilities...........................       24,631                27,064
                                                    -----------         -------------
Total liabilities................................      433,972               426,198

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 15,935
      in 2000 and 15,932 in 1999.................      273,182               277,296
     Limited partners units outstanding, 3,356
      in 2000 and 3,357 in 1999..................       38,368                39,246
     Preferred partners units outstanding, 1,300
       in 2000 and 1999..........................       63,315                63,315
                                                    -----------         -------------

Total partners' capital..........................      374,865               379,857
                                                    -----------         -------------
Total liabilities and partners' capital..........    $ 808,837             $ 806,055
                                                    ===========         =============

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999

(Unaudited)

(In thousands, except per unit data)

                                                       2000                  1999
                                                    -------------       -----------

Revenues:
   Base rent.....................................      $26,251               $24,555
   Percentage rent...............................        2,566                 2,371
   Expense reimbursements........................        8,774                 8,192
   Other income..................................        2,003                 1,845
                                                    -----------         -------------
Total revenues...................................       39,594                36,963
                                                    -----------         -------------

Expenses:
   Interest......................................        5,637                 6,283
   Operating and maintenance.....................        9,855                 9,151
   Depreciation and amortization.................       10,878                 9,924
   General and administrative....................          758                 1,139
   Other.........................................          538                   418
                                                    -----------         -------------
Total expenses...................................       27,666                26,915
                                                    -----------         -------------

Net income.......................................       11,928               $10,048
Preferred unit requirement                              (2,509)               (1,047)
                                                    -----------         -------------
Net income to common unitholders.................       $9,419                $9,001
                                                    ===========         =============

Net income to common unitholders:
     General partner.............................       $7,780                $7,380
     Limited partners............................        1,639                 1,621
                                                    -----------         -------------
Total............................................       $9,419                $9,001
                                                    ============        =============

Net income per common unit:
     General partner.............................        $0.49                 $0.47
     Limited partners............................        $0.49                 $0.47

Weighted average units outstanding:
     General partner.............................       15,935                15,608
     Limited partners............................        3,356                 3,429
                                                    ------------        -------------
Total............................................       19,291                19,037

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2000 and 1999
(Unaudited)
(In thousands)

                                                          2000                1999
                                                    --------------      -------------
   Cash flows from operating activities
   Net income....................................      $11,928               $10,048
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization.............       10,878                 9,924
       Proceeds from non-compete receivable......        4,600                 4,600
       Amortization of non-compete revenue.......       (1,284)               (1,284)
       Additions to deferred lease costs.........          -                    (101)
       Other operating activities................          185                    29
       Changes in assets and liabilities:
         Straight-line rent receivable...........         (401)                 (335)
         Other assets............................        4,582                 6,142
         Accounts payable and accrued expenses...       (3,426)               (2,936)
                                                    -----------         -------------
   Net cash provided by operating activities.....       27,062                26,087
                                                    ------------        -------------

   Cash flows used in investing activities
   Additions to rental properties................      (12,433)              (13,803)
   Additions to deferred development costs.......           89                  (359)
   Proceeds from sale of center..................        3,372                 4,483
   Payments from related party...................           12                 4,500
   Additions to investments in joint ventures....       (2,180)              (13,153)
                                                    ------------        -------------
   Net cash used in investing activities.........      (11,140)              (18,332)
                                                    ------------        -------------

   Cash flows from financing activities
   Distributions.................................       (4,928)               (3,414)
   Debt proceeds.................................        1,319                 4,000
   Additions to deferred financing costs.........         (426)                  (90)
   Net proceeds from sale of common stock........           57                    37
                                                    ------------        -------------
   Net cash (used in) provided by financing
     activities.................................        (3,978)                  533
                                                    ------------        -------------

   Net increase in cash and cash equivalents.....       11,944                 8,288
   Cash and cash equivalents, beginning of
     period......................................        8,862                 9,631
                                                    -----------         -------------
   Cash and cash equivalents, end of period......      $20,806               $17,919
                                                    ===========         =============

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

Common ownership of the OP as of March 31, 2000 was approximately as follows:

General Partner Limited Partners Total	82.6% 17.4% 100.0%	15,935,000 units 3,356,000 units 19,291,000

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

5. Partners’ Capital

Following is a statement of Partners' Capital for the three months ended March 31, 2000 (in thousands):

                                          General          Limited          Preferred        Total
                                          Partner's        Partners'         Partner's      Partners'
                                          Capital          Capital           Capital        Capital
                                        -------------   ---------------   --------------  -------------

Balance December 31, 1999...............   $277,296          $39,246        $63,315        $379,857
Contributions (net of costs)............         57                -            -                57
Net income..............................      8,827            3,101            -            11,928
Common distributions....................    (11,951)          (2,517)           -           (14,468)
Preferred distribution..................     (1,047)          (1,462)           -            (2,509)
                                         ------------    -------------    --------------   --------------
Balance March 31, 1999..................   $273,182          $38,368           $63,315         $374,865
                                         ============    =============    ==============   ==============

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

8. Distributions

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

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In November 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

General Overview

From April 1, 1999 to March 31, 2000, the OP grew by increasing rent at its existing centers resulting in base rent revenue growth of $0.2 million and expanding its existing centers resulting in base rent revenue growth of $1.4 million. The OP operated 19 manufacturers’ outlet centers at March 31, 2000 and March 31, 1999. The OP’s operating gross leasable area (GLA) at March 31, 2000, increased 7.3% to 5.3 million square feet from 4.9 million square feet at March 31, 1999. Net GLA added since April 1, 1999 is detailed as follows:

                                       12 mos ended     3 mos ended    9 mos ended
                                         March 31,       March 31,     December 31,
                                           2000             2000           1999
                                       -------------    -------------  -------------
Changes in GLA (sf in 000's):

Centers expanded:
    Wrentham Village..................        120                -            120
    North Georgia.....................        103                -            103
    Leesburg Corner...................         89               34             55
    Camarillo.........................         45                -             45
    Other (net).......................          2                -              2
                                         ------------    -------------  -------------
Total centers expanded................        359               34            325

Net GLA added during the period.......        359               34            325

GLA at end of period..................      5,250            5,250          5,216

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

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the OP’s 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $20.8 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (US $40 million) for the OP’s share of project costs in Japan; and approximately $94 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $175 million debt shelf registration and its $200 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund retenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers.

Common distributions declared and recorded during the three months ended March 31, 2000 were $14.5 million, or $0.75 per share or unit. The Company’s dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”) was 73.1% for the three months ended March 31, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

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

In November 1998, the OP obtained a $60 million term loan which expired April 2000 and bore interest on the outstanding balance at a rate equal to LIBOR plus 1.40% (7.59% at March 31, 2000). In April 2000 a subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties which matures April 2010 and bears interest, payable quarterly, at a rate equal to LIBOR plus 1.50% or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan and to repay borrowings under the OP’s Senior Credit Facility. This mortgage loan strengthened the OP’s balance sheet by extending and sequencing debt maturities.

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

Construction is nearly complete on Orlando Premium Outlets (“OPO”), a 430,000 square-foot upscale outlet center located on Interstate 4 midway between Walt Disney World/EPCOT and Sea World in Orlando, Florida. OPO is a joint venture project between the OP and Simon and is scheduled to open as a single phase in mid-2000. In February 1999, the joint venture entered into a $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50%. The loan is 50% guaranteed by each of the OP and Simon and as of March 31, 2000, $35.4 million was outstanding.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. (“Chelsea Japan”) is nearing completion of its initial project, in the city of Gotemba. In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an Chelsea International Operating Corp., a subsidiary of the OP entered into a 4 billion yen (US $40 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% and matures April 2002. At March 31, 2000, no amounts were outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (US $36 million) loan with a Japanese bank to fund construction costs. As of March 31, 2000, 1.6 billion yen was outstanding. The loan is secured by the property under construction and is 40% guaranteed by the Company and the OP. In November 1999, construction began on the 220,000 square-foot first phase of Gotemba Premium Outlets with opening scheduled for mid-2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan has also started construction on a second project outside Osaka, the second-largest city in Japan, to open in late 2000.

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

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT’s that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP’s liquidity, nor is it indicative of funds available to fund the OP’s cash needs, including its ability to make cash distributions.

                                                             Three Months Ended
                                                                 March 31,
                                                             2000            1999
                                                          ----------      ----------

Net income to common unitholders ......................    $9,419            $9,001
Add back:
  Depreciation and amortization........................    10,878             9,924
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets......      (508)             (435)
                                                         ----------       ----------
FFO....................................................   $19,789           $18,490
                                                         ==========       ==========

Average units outstanding..............................    19,291            19,037

Distributions declared per unit........................     $0.75             $0.72

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. The OP currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the Company’s annual interest cost by approximately $1.3 million annually.

Following is a summary of the OP’s debt obligations at March 31, 2000 (in thousands):

                                             Expected Maturity Date
                        -----------------------------------------------------------------
                           2000      2001       2002      2003       2004    Thereafter     Total   Fair Value
                           ----      ----       ----      ----       ----    ----------     -----   ----------
Fixed Rate Debt:              -   $99,925          -         -          -    $124,752     $224,677  $212,905
Average Interest Rate:        -     7.75%          -         -          -       7.25%        7.47%
Variable Rate Debt:     $60,000         -          -   $72,354          -          -      $132,354  $132,354
Average Interest Rate:    7.59%         -          -     7.22%          -          -         7.39%

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