Form 10-Q
period 2000-09-30
CHELSEA GCA REALTY PARTNERSHIP LP
filed 2000-11-13
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

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

Chelsea GCA Realty Partnership, L.P.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures	21

Item 1. Financial Statements

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                                    September 30,       December 31,
                                                                           2000                1999
                                                                   ----------------   -----------------
                                                                    (Unaudited)             (Note 1)
Assets
Rental properties:
     Land..........................................................   $ 118,177           $ 118,494
     Depreciable property..........................................     782,802             730,319
                                                                   ----------------   -----------------
Total rental property..............................................     900,979             848,813
Accumulated depreciation...........................................    (165,701)           (138,221)
                                                                   ----------------   -----------------
Rental properties, net.............................................     735,278             710,592
Cash and cash equivalents..........................................      32,077               8,862
Notes receivable-related party.....................................       2,216               2,213
Deferred costs, net................................................      13,512              14,290
Property held for sale.............................................           -               3,388
Investments in affiliates..........................................      47,187              25,318
Other assets.......................................................      31,993              41,392
                                                                   ----------------   ----------------
Total assets.......................................................   $ 862,263           $ 806,055
                                                                   ================   =================

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt...........................................   $   5,035           $ 131,035
     7.75% Unsecured Notes due 2001................................      99,966              99,905
     8.375% Unsecured Notes due 2005...............................      49,871                   -
     7.25% Unsecured Notes due 2007................................     124,768             124,744
     8.625% Unsecured Notes due 2009...............................      49,896                   -
     Secured bank debt.............................................      84,758                   -
     Construction payables.........................................       9,676               9,277
     Accounts payable and accrued expenses.........................      29,894              27,127
     Obligation under capital lease................................       2,844               3,233
     Accrued dividends and distributions payable...................      15,869               3,813
     Other liabilities.............................................      19,831              27,064
                                                                   ----------------   -----------------
Total liabilities..................................................     492,408             426,198

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 15,942 in 2000
        and 15,932 in 1999.........................................     269,076             277,296
     Limited partners units outstanding, 3,357 in 2000 and 1999....      37,464              39,246
     Preferred partners units outstanding, 1,300 in 2000 and 1999..      63,315              63,315
                                                                   ----------------   -----------------
Total partners' capital............................................     369,855             379,857
                                                                   ----------------   -----------------
Total liabilities and partners' capital............................   $ 862,263           $ 806,055
                                                                   ================   =================

The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands, except per unit data)

                                                        Three Months                    Nine Months
                                                  Ended September 30,            Ended September 30,
                                                 2000            1999            2000            1999
                                             --------------  --------------  -------------   -------------
Revenues:
   Base rent.............................        $26,867         $24,687         $79,726         $73,822
   Percentage rent.......................          4,063           3,700           9,812           8,715
   Expense reimbursements................         10,582           9,800          29,587          27,343
   Other income..........................          3,054           2,054           7,086           6,094
                                             --------------  --------------  -------------   -------------
Total revenues...........................         44,566          40,241         126,211         115,974
                                             --------------  --------------  -------------   -------------

Expenses:
   Interest..............................          6,113           6,050          17,481          18,737
   Operating and maintenance.............         11,793          10,668          33,132          30,027
   Depreciation and amortization.........         10,616           9,975          31,823          29,680
   General and administrative............            857           1,070           2,597           3,613
   Other.................................          1,159             728           2,324           1,846
                                             --------------  --------------  -------------   -------------
Total expenses...........................         30,538          28,491          87,357          83,903
                                             --------------  --------------  -------------   -------------

Net operating income.....................         14,028          11,750          38,854          32,071
Income from unconsolidated entities......          2,199             143           2,644             253
Loss from Chelsea Interactive............           (530)             -             (805)             -
                                             --------------  --------------  -------------   -------------

Net income...............................         15,697          11,893          40,693          32,324
Preferred unit requirement...............         (2,509)         (1,534)         (7,527)         (3,628)
                                             --------------  --------------  -------------   -------------
Net income to common unitholders.........        $13,188         $10,359         $33,166         $28,696
                                             ==============  ==============  =============   =============

Net income to common unitholders:
     General partner.....................        $10,894          $8,540         $27,395         $23,591
     Limited partners....................          2,294           1,819           5,771           5,105
                                             --------------  --------------  -------------   -------------
Total....................................        $13,188         $10,359         $33,166         $28,696
                                             ==============  ==============  =============   =============

Net income per common unit:
     General partner.....................          $0.68           $0.54           $1.72           $1.50
     Limited partners....................          $0.68           $0.54           $1.72           $1.50

Weighted average units outstanding:
     General partner.....................         15,942          15,791          15,937          15,697
     Limited partners....................          3,357           3,363           3,357           3,399
                                             --------------  --------------  -------------   -------------
Total....................................         19,299          19,154          19,294          19,096

    The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(In thousands)

                                                                             2000                1999
                                                                          --------------      -------------
   Cash flows from operating activities
   Net income.......................................................        $40,693             $32,324
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................         31,823              29,680
       Equity-in-earnings of unconsolidated entities................           (983)                (88)
       Proceeds from non-compete receivable.........................          4,600               4,600
       Amortization of non-compete revenue..........................         (3,852)             (3,852)
       Additions to deferred lease costs............................           (210)             (1,049)
       Other operating activities...................................            208                 710
       Changes in assets and liabilities:
           Straight-line rent receivable............................         (1,048)             (1,172)
           Other assets.............................................         (2,789)             (1,078)
           Accounts payable and accrued expenses....................          2,166               1,854
                                                                           -------------      -------------
   Net cash provided by operating activities........................         76,186              61,929
                                                                           -------------      -------------

   Cash flows used in investing activities
   Additions to rental properties...................................        (52,699)            (42,578)
   Additions to deferred development costs..........................            (91)               (269)
   Proceeds from sale of center.....................................          3,372               4,483
   Payments from related party......................................            -                 4,500
   Advance to related party.........................................            -                (1,222)
   Additions to investments in affiliates...........................        (20,354)            (16,894)
                                                                          --------------      -------------
   Net cash used in investing activities............................        (69,772)            (51,980)
                                                                          --------------      -------------

   Cash flows from financing activities
   Distributions....................................................        (39,001)            (32,977)
   Net proceeds from sale of preferred units........................            -                63,340
   Debt proceeds....................................................        210,008              27,000
   Repayments of debt...............................................       (151,250)            (69,000)
   Additions to deferred financing costs............................         (3,201)               (645)
   Net proceeds from sale of common stock...........................            245               4,020
                                                                          --------------      -------------
   Net cash provided by (used in) financing activities..............         16,801              (8,262)
                                                                          --------------      -------------

   Net increase (decrease) in cash and cash equivalents.............         23,215               1,687
   Cash and cash equivalents, beginning of period...................          8,862               9,631
                                                                          --------------      -------------
   Cash and cash equivalents, end of period.........................        $32,077             $11,318
                                                                          ==============      =============

    The accompanying notes are an integral part of the financial statements.

Chelsea GCA Realty Partnership, L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Chelsea GCA Realty Partnership, L.P. (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition, leasing and operation of manufacturers’ outlet centers. As of September 30, 2000, the OP had interests in 21 properties in twelve states and Japan (the “Properties”) that contained approximately 6.0 million square feet of gross leasable area (“GLA”). The Properties are located near large metropolitan areas including New York City, Los Angeles, San Francisco, Boston, Atlanta, Washington DC, and Tokyo, Japan, or at or near tourist destinations including Orlando, Honolulu, the Napa Valley, Palm Springs and the Monterey Peninsula. The OP also has a number of properties under development and expansion. The sole general partner in the Operating Partnership, Chelsea GCA Realty, Inc. (the “Company”), is a self-administered and self-managed Real Estate Investment Trust.

On July 19, 2000, the Company announced that through an unconsolidated subsidiary, Chelsea Interactive, Inc. (“Chelsea Interactive”), it has been developing a new technology-based e-commerce platform. This platform will provide fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales.

Common ownership of the OP as of September 30, 2000 was approximately as follows:

         General Partner                  82.6%             15,942,000  units
         Limited Partners                 17.4%              3,357,000  units
                                       -----------     ---------------
                     Total               100.0%             19,299,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP’s Annual Report on Form 10-K for the year ended December 31, 1999.

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has one reportable segment, retail real estate. The OP evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin 101 (“SAB 101”), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The OP is required to adopt SAB 101 no later than the fourth quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The OP does not anticipate that the adoption of the SAB will have a significant effect on its financial position or results of operations.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. Property Held for Sale

As of December 31, 1999, property held for sale represented the fair value, less estimated costs to sell, of Solvang Designer Outlets. On January 4, 2000, Solvang was sold for a net selling price of $3.3 million.

3. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated entities and loss from Chelsea Interactive in the consolidated financial statements.

In May 1997, the OP and Simon Property Group, Inc. (“Simon”) entered into a joint venture agreement to develop and acquire high-end outlet centers in the United States. The OP and Simon agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project; the OP has primary responsibility for the day-to-day activities of each center. The first completed project, Orlando Premium Outlets (“OPO”), a 430,000 square foot 50/50 joint venture began a phased opening at the end of May 2000. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. The OP also receives a fee for managing OPO based on gross revenues. The OP’s total investment in OPO as of September 30, 2000 was $13.7 million.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in the joint venture which is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the OP contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan’s second project, scheduled to open in November 2000 is Rinku Premium Outlets, a 175,000 square-foot center located outside Osaka, the second-largest city in Japan. The OP’s total investment in Japan as of September 30, 2000 was $5.0 million.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP’s total investment in Europe as of September 30, 2000 was $4.7 million.

On July 19, 2000, the Company announced that through an unconsolidated subsidiary, Chelsea Interactive, Inc. (“Chelsea Interactive”), it has been developing a new technology-based e-commerce platform. This platform will provide fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive will receive a percentage of each brand’s online sales. To date, the OP has invested $22.2 million in Chelsea Interactive to build the platform and there have been no material operations.

4. Non-Compete Agreement

In October 1998, the OP signed a definitive agreement to terminate the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP withdrew from the Houston development partnership and agreed to certain restrictions on competing in the Houston market through 2002. The OP will receive non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing, and four annual installments of $4.6 million will be received on each January 2, 1999 through 2002. The OP was reimbursed for its share of land costs, development costs and fees related to the project. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and $3.9 million has been recognized as other income in each of the nine month periods ended September 30, 2000 and 1999.

5. Debt

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The OP’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75 % at September 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The entire $160 million Senior Credit Facility was available at September 30, 2000.

The OP also has a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% to the investors at 243 basis points over the five-year U.S. Treasury Rate and the 8.625% Notes were priced to yield 8.66% to the investors at 275 basis points over the ten-year U.S. Treasury Rate. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, a wholly-owned subsidiary of the OP entered into a $70 million mortgage loan, secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.20% at September 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the OP’s Senior Credit Facility. At September 30, 2000, $69.8 million was outstanding.

In February 2000, Chelsea Allen Development L.P., a wholly-owned subsidiary of the OP, entered into a $40.0 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.22% at September 30, 2000) and is guaranteed by the Company and the OP. At September 30, 2000, $15.0 million was outstanding.

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

Interest and loan costs of approximately $3.6 million and $1.8 million were capitalized as development costs during the nine months ended September 30, 2000 and 1999, respectively.

6. Partners’ Capital

Following is a statement of Partners' Capital for the nine months ended September 30, 2000 (in thousands):

                                            General          Limited          Preferred     Total Partners'
                                           Partner's        Partners'         Partner's
                                            Capital          Capital           Capital          Capital
                                        ---------------- ----------------  ---------------- ----------------

Balance December 31, 1999............        $277,296          $39,246           $63,315         $379,857
Contributions (net of costs).........             245                -                 -              245
Net income...........................          30,536           10,157                 -           40,693
Common distributions.................         (35,860)          (7,552)                -          (43,412)
Preferred distributions..............          (3,141)          (4,387)                -           (7,528)

                                        ---------------- ----------------  ---------------- ----------------
Balance September 30, 2000...........        $269,076          $37,464           $63,315         $369,855
                                        ================ ================  ================ ================

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

9. Distributions

On September 14, 2000, the Board of Directors of the Company declared a $0.75 per unit cash distribution to unitholders of record on September 30, 2000. The distribution, totaling $14.5 million, was paid on October 16, 2000.

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

12. Commitments and Contingencies

Orlando Premium Outlets began a phased opening at the end of May 2000. In February 1999, the joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.16% at September 30, 2000). The loan is 50% guaranteed by each of the OP and Simon and as of September 30, 2000, $51.4 million was outstanding.

In October 1999, an equity investee of the OP entered into a 4 billion yen (approximately US $40.0 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan’s construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.89% at September 30, 2000) and matures April 2002. At September 30, 2000, 1.32 billion yen (approximately US $13.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (approximately US $36.0 million) loan with a Japanese bank to fund construction costs. As of September 30, 2000, 1.6 billion yen (approximately US $16.0 million) was outstanding. The loan is secured by the properties under construction and is 40% guaranteed by the Company and the OP and bears interest at 2.20%.

In November 1998, the OP agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2000, the OP has provided guarantees of approximately $10.1 million for three projects.

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

13. Related Party Information

During the second quarter of 1999, the OP established a $6 million secured loan facility for the benefit of certain unitholders. At September 30, 2000, loans made to two unitholders totaled $2.2 million. Each unitholder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum (8.67% at September 30, 2000), payable quarterly and is due June 2004.

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

General Overview

From October 1, 1999 to September 30, 2000, the OP grew by increasing rent at its existing centers resulting in base rent revenue growth of $2.1 million and expanding its existing centers resulting in base rent revenue growth of $3.9 million. Additionally, the OP invested in two new centers through joint ventures that added $2.3 million of net income.

The OP had an interest in 21 manufacturers’ outlet centers at September 30, 2000 compared to 19 at the end of the same quarter in the prior year. At September 30, 2000, the gross leasable area (GLA) at these centers increased 17.4% to 6.0 million square feet from 5.1 million square feet at September 30, 1999. Net GLA added since October 1, 1999 is detailed as follows:

                                                     12 mos ended           9 mos ended      3 mos ended
                                                     September 30,         September 30,     December 31,
                                                         2000                   2000             1999
                                                     -------------          -------------    -------------
Changes in GLA (sf in 000's):

New centers developed:
    Orlando Premium Outlets (50% owned)..............       428                    428                -
    Gotemba Premium Outlets (40% owned)..............       220                    220                -
                                                     -------------          -------------    -------------
Total new centers....................................       648                    648                -

Centers expanded:
    Leesburg Corner..................................        88                     34               54
    Folsom...........................................        54                     54                -
    North Georgia....................................        45                      -               45
    Camarillo........................................        45                      -               45
    Other (net)......................................         1                     (1)               2
                                                     -------------          -------------    -------------
Total centers expanded...............................       233                     87              146

Net GLA added during the period......................       881                    735              146

GLA at end of period.................................     5,951                  5,951            5,216

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

Income before minority interest increased $3.8 million to $15.7 million for the three months ended September 30, 2000 from $11.9 million for the three months ended September 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals, and net income from unconsolidated entities that commenced operations in the second and third quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization expenses.

Base rentals increased $2.2 million, or 8.8%, to $26.9 million for the three months ended September 30, 2000 from $24.7 million for the three months ended September 30, 1999 due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.4 million, or 9.8%, to $4.1 million for the three months ended September 30, 2000, from $3.7 million for the three months ended September 30, 1999. The increase was primarily due to expansions, increased tenant sales and a larger number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $0.8 million, or 8.0%, to $10.6 million for the three months ended September 30, 2000 from $9.8 million for the three months ended September 30, 1999, due to the recovery of operating and maintenance costs from expansions. The average recovery of reimbursable expenses was 89.7% in the third quarter of 2000, compared to 91.9% in the third quarter of 1999.

Other income increased $1.0 million to $3.1 million for the three months ended September 30, 2000, from $2.1 million for the three months ended September 30, 1999. The increase was primarily due to pad sale gains in 2000 and increased center operations income.

Interest expense was flat at $6.1 million in 2000 versus 1999. Higher interest rates in 2000 were offset by higher debt balances in 1999.

Operating and maintenance expenses increased $1.1 million, or 10.5%, to $11.8 million for the three months ended September 30, 2000 from $10.7 million for the three months ended September 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $0.6 million, or 6.4%, to $10.6 million for the three months ended September 30, 2000 from $10.0 million for the three months ended September 30, 1999. The increase was due to depreciation of expansions.

General and administrative expenses decreased $0.2 million, or 20.0%, to $0.9 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999 primarily due to a lower accrual for deferred incentive compensation.

Other expenses increased $0.4 million to $1.1 million for the three months ended September 30, 2000 from $0.7 million for the three months ended September 30, 1999 primarily due to the write-off of development costs related to inactive projects.

Income from unconsolidated entities increased $2.1 million to $2.2 million for the three months ended September 30, 2000 from $0.1 million for the three months ended September 30, 1999. This resulted from equity-in-earnings and other fees earned from Orlando Premium Outlets, a 50% joint venture center that opened in May 2000 and from Gotemba Premium Outlets, a 40% joint venture that opened in July 2000.

Loss from Chelsea Interactive of $0.5 million for the three months ended September 30, 2000 was related to selling, general, administrative and maintenance expenses.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

Income before minority interest increased $8.4 million to $40.7 million for the nine months ended September 30, 2000 from $32.3 million for the nine months ended September 30, 1999. Increases in revenues, primarily the result of expansions and higher rents on releasing and renewals, and net income from unconsolidated entities that commenced operations in the second and third quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization expenses.

Base rentals increased $5.9 million, or 8.0%, to $79.7 million for the nine months ended September 30, 2000, from $73.8 million for the nine months ended September 30, 1999. The increase was primarily due to expansions and higher average rents on new leases and renewals.

Percentage rents increased $1.1 million, or 12.6%, to $9.8 million for the nine months ended September 30, 2000 from $8.7 million for the nine months ended September 30, 1999. The increase was primarily due to expansions, increased tenant sales and a larger number of tenants contributing percentage rents.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.3 million, or 8.4%, to $29.6 million for the nine months ended September 30, 2000 from $27.3 million for the nine months ended September 30, 1999, due to the recovery of operating and maintenance costs from expansions. The average recovery of reimbursable expenses was 89.3% in 2000 compared to 91.1% in 1999.

Other income increased $1.0 million to $7.1 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999. The increase was primarily due to larger pad sale gains in 2000 and increased center operations income.

Interest expense decreased $1.2 million to $17.5 million for the nine months ended September 30, 2000 from $18.7 million for the nine months ended September 30, 1999 primarily due to proceeds from the September 1999 sale of Preferred Units that were used to pay down debt balances, partially offset by higher interest rates in 2000.

Operating and maintenance expenses increased $3.1 million, or 10.3%, to $33.1 million for the nine months ended September 30, 2000 from $30.0 million for the nine months ended September 30, 1999. The increase was primarily due to costs related to expansions.

Depreciation and amortization expense increased $2.1 million, or 7.2%, to $31.8 million for the nine months ended September 30, 2000 from $29.7 million for the nine months ended September 30, 1999. The increase was primarily due to depreciation of expansions.

General and administrative expenses decreased $1.0 million to $2.6 million for the nine months ended September 30, 2000 from $3.6 million for the nine months ended September 30, 1999. The decrease was primarily due to a lower accrual for deferred incentive compensation.

Other expenses increased $0.5 million to $2.3 for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999, primarily due to the write-off of development costs related to inactive projects.

Income from unconsolidated entities increased $2.3 million to $2.6 million for the nine months ended September 30, 2000 from $0.3 million for the nine months ended September 30, 1999. This resulted from equity-in-earnings and other fees earned from Orlando Premium Outlets, a 50% joint venture center that opened in May 2000 and from Gotemba Premium Outlets, a 40% joint venture that opened in July 2000.

Loss from Chelsea Interactive of $0.8 million for the nine months ended September 30, 2000 was related to selling, general, administrative and maintenance expenses.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow of $87.6 million in 1999 is expected to increase in 2000 with a full year of operations of the 340,000 square feet of GLA added during 1999 and scheduled openings of approximately 1.3 million square feet in 2000, which includes the OP’s 50% ownership share in the 430,000 square foot Orlando Premium Outlets and 40% ownership share each in the 220,000 square foot Gotemba Premium Outlets, outside Tokyo, Japan and the 175,000 square foot Rinku Premium Outlets, outside Osaka, Japan. The OP has adequate funding sources to complete and open all of its current development projects through the use of available cash of $32.1 million; construction loans for the Orlando and Allen projects up to a maximum borrowing of $82.5 million and $40.0 million, respectively; a yen-denominated line of credit totaling 4 billion yen (approximately US $40 million) for the OP’s share of project costs in Japan; and approximately $160 million available under its Senior Credit Facility. Chelsea also has the ability to access the public markets, if market conditions become favorable, through its $600 million debt shelf registration and its $300 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and funding requirements for Chelsea Interactive’s technology platform.

Common distributions declared and recorded during the nine months ended September 30, 2000 were $43.4 million, or $2.25 per share or unit. The OP’s dividend payout ratio as a percentage of net income before minority interest, depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”)) was 67.3% for the nine months ended September 30, 2000. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP has a $160 million senior unsecured bank line of credit (the “Senior Credit Facility”) and has an annual right to request a one-year extension which may be granted at the option of the lenders. The OP’s lenders have agreed to extend the Facility until March 30, 2003. The Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (7.75% at September 30, 2000) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. The entire $160 million Senior Credit Facility was available at September 30, 2000.

The OP’s recent debt refinancing activity strengthened the balance sheet and improved its financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating rate debt exposure.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the “8.375% Notes”) and $50 million of 8.625% unsecured term notes due August 2009 (the “8.625% Notes”). The 8.375% Notes were priced to yield 8.44% to the investors at 243 basis points over the five-year U.S. Treasury Rate and the 8.625% Notes were priced to yield 8.66% to the investors at 275 basis points over the ten-year U.S. Treasury Rate. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, a wholly-owned subsidiary of the OP entered into a $70 million mortgage loan secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (8.20% at September 30, 2000) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the OP’s Senior Credit Facility. At September 30, 2000, $69.8 million was outstanding.

In February 2000, Chelsea Allen Development L.P., a wholly-owned subsidiary of the OP, entered into a $40 million construction loan facility that will be used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (8.22% at September 30, 2000) and is guaranteed by the Company and the OP. At September 30, 2000, $15.0 million was outstanding.

Development activity as of September 30, 2000 includes the following projects scheduled to open during the fourth quarter of 2000 and the first quarter of 2001: the 230,000 square-foot first phase of Allen Premium Outlets (Allen, Texas); the 175,000 square-foot first phase of Rinku Premium Outlets (near Osaka, Japan), Chelsea Japan’s second project; and expansions including 125,000 square feet at Wrentham Village Premium Outlets (Wrentham, Massachusetts) and 105,000 square feet at Leesburg Corner Premium Outlets (Leesburg, Virginia). These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Orlando Premium Outlets began a phased opening at the end of May 2000. In February 1999, the joint venture entered into an $82.5 million construction loan agreement which matures March 2002 and bears interest at LIBOR plus 1.50% (8.16% at September 30, 2000). The loan is 50% guaranteed by each of the OP and Simon and as of September 30, 2000, $51.4 million was outstanding.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. (“Chelsea Japan”). In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (approximately US $40.0 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.89% at September 30, 2000) and matures April 2002. At September 30, 2000, 1.32 billion yen (approximately US $13.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.6 billion yen (approximately US $36.0 million) loan with a Japanese bank to fund construction costs. As of September 30, 2000, 1.6 billion yen (approximately US $16.0 million) was outstanding. The Chelsea Japan loan is secured by their properties and is 40% guaranteed by the Company and the OP and bears interest at 2.20%. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, 60 miles west of Tokyo, on July 13, 2000. Chelsea Japan’s second project, scheduled to open in November 2000 is Rinku Premium Outlets, a 175,000 square-foot center located outside Osaka, the second-largest city in Japan.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP’s total investment in Europe as of September 30, 2000 was $4.7 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of September 30, 2000, the OP has provided guarantees of $10.1 million for three projects.

In July 2000, the OP announced an e-commerce venture through its affiliate, Chelsea Interactive. The OP’s investment in this venture was $22.2 million at September 30, 2000. The Board of Directors has approved funding up to $40.0 million that is expected to be provided from operating cash flow.

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

To achieve planned growth and favorable returns in both the short and long term, the OP’s financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities increased $14.2 million for the nine months ended September 30, 2000 compared to the corresponding 1999 period, primarily due to the growth of the OP’s GLA to 6.0 million square feet in 2000 from 5.1 million square feet in 1999 and increased rent. Net cash used in investing activities increased $17.8 million for the nine months ended September 30, 2000 compared to the corresponding 1999 period, as a result of increased construction activity, equity requirements of the joint ventures and Chelsea Interactive activities offset by the receipt of payment on a note receivable in 1999. At September 30, 2000, net cash provided by financing activities increased by $25.1 million primarily due to the debt offering in August 2000, offset by higher distributions paid and increased deferred finance costs. Proceeds from the offering were used to repay borrowings under the OP’s Senior Credit Facility and for general corporate purposes.

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the Company. The White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT’s that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                     2000             1999            2000           1999
                                               ------------     -------------   ------------   -------------

Net income to common unitholders .............    $13,188          $10,359         $33,166        $28,696
Add back:
  Depreciation and amortization (1)...........     11,481            9,975          32,688         29,680
  Amortization of deferred financing
    costs and depreciation of non-rental
    real estate assets........................       (423)            (465)         (1,360)        (1,376)
                                               ------------     -------------   ------------   -------------
FFO...........................................    $24,246          $19,869         $64,494        $57,000
                                               ============     =============   ============   =============
                                               ------------     -------------   ------------   -------------
Average units outstanding.....................     19,299           19,154          19,294         19,066
Distributions declared per share..............      $0.75            $0.72           $2.25          $2.16

(1) Includes the OP's share of depreciation and amortization from unconsolidated joint ventures of $865 for the three and nine months ended September 30, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. The OP currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100-basis point adverse move (increase) in US Treasury and LIBOR rates would adversely affect the OP’s annual interest cost by approximately $0.9 million.

Following is a summary of the OP's debt obligations at September 30, 2000 (in thousands):

                                              Expected Maturity Date
                           ---------------------------------------------------------------
                                                                                                      Fair
                                                                                                   --------
                            2000      2001       2002      2003   2004    Thereafter     Total       Value
                            ----      ----       ----      ----   ----    ----------     -----       -----
Fixed Rate Debt:               -   $99,966          -         -      -    $224,535     $324,501    $312,733
Average Interest Rate:         -      7.75%         -         -      -        7.80%        7.78%       -
Variable Rate Debt:            -         -          -   $20,043      -       $69,750     $89,793   $89,793
Average Interest Rate:         -         -          -      8.10%     -        8.20%        8.18%       -

Chelsea GCA Realty Partnership, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

The OP did not file any reports on Form 8-K during the three months ended September 30, 2000.

Chelsea GCA Realty Partnership, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHELSEA GCA REALTY PARTNERSHIP, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: November 13, 2000