Form 10-Q
period 2001-03-31
CPG PARTNERS LP
filed 2001-05-15
CIK 1002235

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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


------------------------------------------------------------------------------

                               CPG Partners, L.P.

                                      Index


Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                                  Page

         Condensed Consolidated Balance Sheets
               as of March 31, 2001 and December 31, 2000.................. 3

         Condensed Consolidated Statements of Income
              for the three months ended March 31, 2001 and 2000........... 4

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001 and 2000........... 5

         Notes to Condensed Consolidated Financial Statements.............. 6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........18

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K..................................19

Signatures ................................................................20


Item 1.  Financial Statements

                               CPG Partners, L.P.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                                     March 31,    December 31,
                                                                                      2001                2000
                                                                               -----------------  -----------------
Assets                                                                           (Unaudited)          (Note 1)
Rental properties:
     Land......................................................................  $ 118,423           $ 118,238
     Depreciable property......................................................    795,465             790,106
                                                                               -----------------  -----------------
Total rental property..........................................................    913,888             908,344
Accumulated depreciation.......................................................   (185,768)           (175,692)
                                                                               -----------------  -----------------
Rental properties, net.........................................................    728,120             732,652
Cash and cash equivalents......................................................     47,816              18,036
Investments in affiliates......................................................     87,166              89,081
Notes receivable-related parties...............................................        790               2,216
Deferred costs, net............................................................     16,020              14,886
Other assets...................................................................     36,078              44,443
                                                                               -----------------  -----------------
Total assets...................................................................  $ 915,990           $ 901,314
                                                                               =================  =================

Liabilities and stockholders' equity
Liabilities:
     Unsecured bank debt.......................................................  $   5,035            $ 35,035
     7.75% Unsecured Notes due 2001............................................          -              99,987
     8.375% Unsecured Notes due 2005...........................................     49,881              49,877
     7.25% Unsecured Notes due 2007............................................    124,784             124,776
     8.625% Unsecured Notes due 2009...........................................     49,907              49,902
     8.25% Unsecured Notes due 2011............................................    148,560                   -
     Secured bank debt.........................................................     95,305              90,776
     Construction payables.....................................................      8,027              10,001
     Accounts payable and accrued expenses.....................................     33,874              43,507
     Obligation under capital lease............................................      2,571               2,714
     Accrued dividend and distribution payable.................................     16,473               3,910
     Other liabilities.........................................................     14,907              18,267
                                                                               -----------------  -----------------
Total liabilities..............................................................    549,324             528,752

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 16,177 in 2001 and 15,957 in 2000......     270,418            271,482
     Limited partners units outstanding, 3,154 in 2001 and 3,353 in 2000.......      34,917             37,888
     Preferred partners units outstanding, 1,300 in 2001 and 2000..............      63,315             63,315
     Accumulated other comprehensive loss......................................      (1,984)              (123)
                                                                               -----------------  -----------------
Total partners' capital........................................................     366,666            372,562
                                                                               -----------------  -----------------
Total liabilities and partners' capital........................................   $ 915,990          $ 901,314
                                                                               =================  =================

The accompanying notes are an integral part of the financial statements.



                               CPG Partners, L.P.
                   Condensed Consolidated Statements of Income
               for the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                            2001               2000
                                                                    -----------------   -----------------
                                                                                             (Note 1)
Revenues:
   Base rent..........................................................      $28,751             $26,251
   Percentage rent....................................................        2,771               2,566
   Expense reimbursements.............................................       10,624               8,774
   Other income.......................................................        2,678               1,948
                                                                      -----------------   -----------------
Total revenues........................................................       44,824              39,539
                                                                      -----------------   -----------------

Expenses:
   Operating and maintenance..........................................       12,118               9,855
   Depreciation and amortization......................................       11,559              10,878
   General and administrative.........................................        1,083                 758
   Other..............................................................          790                 538
                                                                      -----------------   -----------------
Total expenses........................................................       25,550              22,029
                                                                      -----------------   -----------------

Income before unconsolidated investments and interest expense........        19,274              17,510
   Income from unconsolidated investments.............................        3,279                  55
   Loss from Chelsea Interactive......................................       (1,198)                  -
   Interest expense...................................................       (8,615)             (5,637)
                                                                      -----------------   -----------------

Net income............................................................       12,740              11,928
Preferred unit requirement............................................       (2,509)             (2,509)
                                                                      -----------------   -----------------
Net income to common unitholders......................................      $10,231             $9,419
                                                                      =================   =================

Net income to common unitholders:
     General partner..................................................       $8,506              $7,780
     Limited partners.................................................        1,725               1,639
                                                                      -----------------   -----------------
Total.................................................................      $10,231             $9,419
                                                                      =================   =================

Net income per common unit:
     General partner..................................................      $     0.53          $     0.49
     Limited partners.................................................      $     0.53          $     0.49

Weighted average units outstanding:
     General partner..................................................      16,057              15,935
     Limited partners.................................................       3,257               3,356
                                                                      -----------------   -----------------
Total.................................................................      19,314              19,291

The accompanying notes are an integral part of the financial statements.


                               CPG Partners, L.P.
                 Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                 2001               2000
                                                                            --------------     -------------
Cash flows from operating activities
   Net income.......................................................            $12,740           $11,928
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................             11,559            10,878
       Equity-in-earnings of unconsolidated investments.............             (2,214)              (55)
       Loss from Chelsea Interactive................................              1,198                 -
       Proceeds from non-compete receivable.........................              4,600             4,600
       Amortization of non-compete revenue..........................             (1,284)           (1,284)
       Additions to deferred lease costs............................               (463)                -
       Other operating activities...................................               (115)              185
       Changes in assets and liabilities:
         Straight-line rent receivable..............................               (380)             (401)
         Other assets...............................................              1,743             4,582
         Accounts payable and accrued expenses......................             (9,769)           (3,426)
                                                                            --------------     -------------
   Net cash provided by operating activities........................             17,615            27,007
                                                                            --------------     -------------

   Cash flows used in investing activities
   Additions to rental properties...................................            (7,886)           (12,433)
   Additions to investments in affiliates...........................            (3,172)            (2,125)
   Distributions from investments in affiliates.....................             4,732                  -
   Additions to deferred development costs..........................              (250)                89
   Proceeds from sale of center.....................................                 -              3,372
   Payments from related party......................................             1,426                 12
                                                                            --------------     -------------
   Net cash used in investing activities............................            (5,150)           (11,085)
                                                                            --------------     -------------

   Cash flows from financing activities
   Distributions....................................................            (5,025)            (4,928)
   Debt proceeds....................................................           157,313              1,319
   Repayments of debt...............................................          (134,250)                 -
   Additions to deferred financing costs............................            (1,536)              (426)
   Net proceeds from sale of common stock...........................               813                 57
                                                                            --------------     -------------
   Net cash provided by (used in) financing activities..............            17,315             (3,978)
                                                                            --------------     -------------

   Net increase in cash and cash equivalents........................           29,780              11,944
   Cash and cash equivalents, beginning of period...................           18,036               8,862
                                                                            --------------     -------------
   Cash and cash equivalents, end of period.........................          $47,816             $20,806
                                                                            ==============     =============


     The accompanying notes are an integral part of the financial statements.

                               CPG Partners, L.P.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Organization and Basis of Presentation

CPG Partners, L.P. (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers. As of March 31, 2001, the OP had interests in 27 properties in fifteen states and Japan (the "Properties") that contained approximately 8.2 million square feet of gross leasable area ("GLA"). The OP's existing portfolio includes properties in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The OP also has a number of properties under development and expansion. The sole general partner in the OP, Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

The OP has developed a new technology-based e-commerce platform through an unconsolidated subsidiary, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

Common ownership of the OP as of March 31, 2001 was approximately as follows:

      General Partner                  83.7%             16,177,000  units
      Limited Partners                 16.3%              3,154,000  units
                                     -----------     ---------------
                  Total               100.0%             19,331,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has one reportable segment, retail real estate. The OP evaluates real estate performance and allocates resources based on net operating income and weighted average sales per square foot. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segment meets the quantitative threshold for determining reportable segments.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. Accounting Changes: Standards Implemented and Transition Adjustment

On January 1, 2001, the OP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The OP uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. The FASB continues to issue interpretive guidance that could require changes in the OP's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

As of January 1, 2001, the adoption of the new standard results in derivative instruments reported on the balance sheet as assets of $33,000 and an adjustment of $33,000 to accumulated other comprehensive loss.

3. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the accompanying consolidated financial statements.

During the three months ended March 31, 2001, the OP accrued $1.1 million in distributions and recognized $1.5 million in equity in earnings and fees from its 49% investment in F/C Acquisition Holdings, LLC.

During the three months ended March 31, 2001, the OP recognized $0.6 million in equity in earnings and fees from its 40% joint venture investment in Chelsea Japan Co., Ltd. ("Chelsea Japan"). The Company also recorded a $0.1 million currency translation reserve to accumulated other comprehensive loss.

During the three months ended March 31, 2001, the OP accrued or received $4.9 million in distributions and recognized $1.1 million in equity in earnings and fees from its 50% joint venture investment in Orlando Premium Outlets ("OPO").

During the three months ended March 31, 2001 the OP recognized $55,000 in fees from its minority interests in outlet centers and development projects in Europe operated by Value Retail PLC. As of March 31, 2001, the OP had provided limited debt service guarantees of approximately $12.5 million.

During the three months ended March 31, 2001, the OP recognized a $1.2 million loss in its technology-based e-commerce platform though Chelsea Interactive. As of March 31, 2001, the OP had invested $32.2 million in Chelsea Interactive.

4. Non-Compete Agreement

The OP recognized income from its non-compete agreement with The Mills Corporation of $1.3 million during the three months ended March 31, 2001 and 2000. Such amounts are included in other income.

5. Debt

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility had an initial expiration date of March 30, 2001 and was extended through March 30, 2003. The OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing $145 million are expected to extend the Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.12% at March 31, 2001) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At March 31, 2001, the entire $160 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the "Term Loan") which carries the same interest rate and maturity as the Senior Credit Facility.

In April 2000, Chelsea Financing entered into a $70 million mortgage loan secured by four of its properties that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (6.78% at March 31, 2001) or prime rate plus 1.00%. The mortgage requires quarterly principal amortization of $0.3 million through April 2005 and $0.5 million thereafter. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the OP's Senior Credit Facility. At March 31, 2001, $69.0 million was outstanding.

In December 2000 Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006. As of March 31, 2001, the OP recognized a net interest credit of $9,000 which is included in interest expense.

In February 2000, Chelsea Allen entered into a $40.0 million construction loan facility used to fund phase one of Allen Premium Outlets. The loan matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (6.53% at March 31, 2001) and is secured by the center and guaranteed by the Company and the OP. At March 31, 2001, $26.3 million was outstanding.

A summary of the terms of the Unsecured Notes outstanding as of March 31, 2001 and December 31, 2000 is as follows:

                                                     March 31,    December 31,     Effective
                                                       2001         2000            Yield(1)
                                                     ---------   ------------      ---------


7.75% Unsecured Notes due January 2001...........    $      -    $  99,987          7.85%
8.375% Unsecured Notes due August 2005...........      49,881       49,877          8.44%
7.25% Unsecured Notes due October 2007...........     124,784      124,776          7.29%
8.625% Unsecured Notes due August 2009...........      49,907       49,902          8.66%
8.25% Unsecured Notes due February 2011..........     148,560            -          8.40%

------------------------------------------------------
(1) Including discount on the notes

Interest and loan costs of approximately $0.6 million and $1.1 million were capitalized as development costs during the three months ended March 31, 2001 and 2000, respectively.

6. Financial Instruments: Derivatives and Hedging

In the normal course of business, the OP is exposed to the effect of interest rate and foreign currency changes. The OP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the OP's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. For foreign currency exposures, derivatives are used primarily to align movements between currency rates to protect forecasted returns of fees to the U.S.

The OP has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the OP has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

To manage interest rate and foreign currency risk, the OP may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The OP undertakes a variety of borrowings, including lines of credit, medium- and long-term financings. To reduce overall interest cost, the OP may use interest rate instruments, typically interest rate swaps, to convert some or all of its variable rate debt to fixed rate debt, or some or all of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

The OP employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned. As of March 31, 2001, there was $1.6 million in deferred gains and losses included in other comprehensive loss.

The following table summarizes the notional values and fair values of the OP's derivative financial instruments. The notional value at March 31 provides an indication of the extent of the OP's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                At March 31, 2001

         Hedge Type                 Notional Value      Rate       Maturity   Fair Value
         ----------                 --------------     -----       --------   ----------
1) Swap, Cash Flow                     $69.3 mil       5.7625%       1/1/06   ($1.6 mil)
2) Yen Forward, Cash Flow              $ 1.4 mil     121.45         6/21/01    $0.04 mil

On March 31, 2001, the derivative instruments were reported at their fair values as Other Assets of $42,000 and Other Liabilities of $1.6 million, respectively.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. Foreign currency forwards that are designated as cash flow hedges also hedge future cash flows on forecasted transactions. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive loss or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive loss. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification is consistent with other hedged items that are also recognized into earnings. Within the next twelve months, the OP expects to reclassify to earnings approximately $0.3 million of the current balance held in accumulated other comprehensive loss.

The OP hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive loss. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

7. Partners' Capital

Following is a statement of partners' capital for the three months ended March 31, 2001 (in thousands):

                                               General       Limited      Preferred     Accum. Other      Total
                                              Partner's     Partners'     Partner's        Comp.        Partners'
                                               Capital       Capital       Capital        Loss (1)       Capital
                                            -----------     ----------    ---------    -----------       ----------

Balance December 31, 2000.............         $271,482       $37,888       $63,315          ($123)      $372,562

Net income.................................       9,553         3,187             -              -         12,740
Other comprehensive loss:
     Foreign currency translation..........           -             -             -           (296)          (296)
     Currency rate forward.................           -             -             -             43             43
     Interest rate swap....................           -             -             -         (1,608)        (1,608)
                                                                                                      --------------
Total comprehensive loss...................                                                                10,879

Common distributions.......................     (12,618)       (2,461)            -              -        (15,079)
Preferred distribution.....................      (1,047)       (1,462)            -              -         (2,509)
Contributions (net of costs)...............         813             -             -              -            813
Transfer of limited partners' interest.....       2,235        (2,235)            -              -              -
                                            -----------     ----------    ---------    -----------       ----------
Balance March 31, 2001................         $270,418       $34,917       $63,315        ($1,984)      $366,666
                                            ===========     ==========    =========    ============      ==========

(1) At March 31, 2001, accumulated other comprehensive loss included $0.4 million related to foreign currency translation and $1.6 million related to interest rate swap.

8. Distributions

On March 15, 2001, the Board of Directors of the Company declared a $0.78 per unit distribution to unitholders of record on March 31, 2001. The distribution, totaling $15.1 million, was paid on April 16, 2001.

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

11. Commitments and Contingencies

In February 1999, OPO entered into an $82.5 million construction loan that matures March 2002 and bears interest at LIBOR plus 1.30% (6.23% at March 31, 2001). On October 2000 the loan was amended to reduce the lender's commitment to $66.0 million. The loan is 10% guaranteed by each of the OP and Simon and as of March 31, 2001, $58.2 million was outstanding. Changes in debt service coverage ratio provide for guarantees ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the OP entered into a 4 billion yen (approximately US $31.7 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.54% at March 31, 2001) and matures April 2002. At March 31, 2001, 1.32 billion yen (approximately US $10.4 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $30.1 million) loan with a bank to fund construction costs. As of March 31, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the OP.

Other assets includes $3.5 million at March 31, 2000, and accrued expenses and other liabilities include $14.4 million and $17.6 million in 2001 and 2000, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $2.8 million in 2001 and $7.4 million in 2000 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

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

12. Related Party Information

In January 2001 the OP received a $1.2 million payoff for one of the loans outstanding to unit holders. In March 2001, the OP received a $0.2 million pay down on the remaining loan. At March 31, 2001 and 2000, $0.8 million and $2.2 million was due from the unit holders, respectively.

                               CPG Partners, L.P.

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

General Overview

From April 1, 2000 to March 31, 2001, the OP grew by increasing rents at its operating centers, opening four new centers, expanding four centers and acquiring four centers. Increasing rents at operating centers resulted in base rent growth of $0.5 million. The opening of one wholly-owned new center and expansion of four wholly-owned centers increased base rent by $0.8 million and $1.2 million, respectively, during the quarter ended March 31, 2001. Income from unconsolidated investments increased by $3.2 million during the quarter ended March 31, 2001 primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000.

The OP operated gross leasable area ("GLA") at March 31, 2001 of 8.2 million square feet including wholly and partially-owned GLA compared to 5.3 million square feet at March 31, 2000 and had an interest in 27 manufacturers' outlet centers at March 31, 2001 compared to 19 at the end of the same quarter in the prior year.

Net GLA added since April 1, 2000 is detailed as follows:


                                                     12 mos ended           3 mos ended            9 mos ended
                                                       March 31,             March 31,             December 31,
                                                         2001                   2001                   2000
                                                     -------------          -------------          -------------
Changes in GLA (sf in 000's):

New centers developed:
    Allen Premium Outlets............................       206                      -                    206
    Orlando Premium Outlets (50% owned)..............       428                      -                    428
    Gotemba Premium Outlets (40% owned)..............       220                      -                    220
    Rinku Premium Outlets (40% owned)................       180                      -                    180
                                                     -------------          -------------          -------------
Total new centers....................................     1,034                      -                  1,034

Centers expanded:
    Allen Premium Outlets............................        27                     27                      -
    Wrentham Village.................................       127                      -                    127
    Leesburg Corner..................................       104                      -                    104
    Folsom Premium Outlets...........................        54                      -                     54
    Other (net)......................................         5                      7                     (2)
                                                     -------------          -------------          -------------
Total centers expanded...............................       317                     34                    283

Centers acquired (49% owned):
    Gilroy Premium Outlets...........................       577                      -                    577
    Lighthouse Place.................................       491                      -                    491
    Waterloo Premium Outlets.........................       392                      -                    392
    Kittery Premium Outlets..........................       131                      -                    131
                                                     -------------          -------------          -------------
Total centers acquired...............................     1,591                      -                  1,591

Net GLA added during the period......................     2,942                     34                  2,908

GLA at end of period.................................     8,193                  8,193                  5,951

----------------------------------------------------------------------------------------------------------------

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

Income increased $0.8 million to $12.7 million for the three months ended March 31, 2001 from $11.9 million for the three months ended March 31, 2000. Increases in revenues, primarily the result of new center development, expansions, and higher rents on releasing and renewals, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance and interest expenses.

Base rentals increased $2.5 million, or 9.5%, to $28.8 million for the three months ended March 31, 2001 from $26.3 million for the three months ended March 31, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.2 million to $2.8 million for the three months ended March 31, 2001, from $2.6 million for the three months ended March 31, 2000. The increase was primarily due to new tenants at the OP's centers.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.8 million, or 20.5%, to $10.6 million for the three months ended March 31, 2001 from $8.8 million for the three months ended March 31, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 88.0% in the first quarter of 2001, compared to 89.0% in the first quarter of 2000.

Other income increased $0.7 million to $2.7 million for the three months ended March 31, 2001, from $2.0 million for the three months ended March 31, 2000. The increase is primarily the result of increased interest and ancillary income.

Operating and maintenance expenses increased $2.2 million, or 23.0%, to $12.1 million for the three months ended March 31, 2001 from $9.9 million for the three months ended March 31, 2000. The increase was primarily due to costs related to expansions, and a new center opened.

Depreciation and amortization expense increased $0.7 million, or 6.3%, to $11.6 million for the three months ended March 31, 2001 from $10.9 million for the three months ended March 31, 2000. The increase was due to depreciation of expansions, and a new center opened.

General and administrative expense increased $0.3 million to $1.1 million for the three months ended March 31, 2001 from $0.8 million for the three months ended March 31, 2000 primarily due to increased salaries.

Other expenses increased $0.3 million to $0.8 million for the three months ended March 31, 2001 from $0.5 million for the three months ended March 31, 2000. The increase was primarily due to increases in bad debt, offset by a 2000 write-off of deferred site expense.

Income from unconsolidated investments increased $3.2 million to $3.3 million for the three months ended March 31, 2001 from $0.1 million for the three months ended March 31, 2000. This resulted from equity-in-earnings and fees earned from the OP's joint venture properties.

The loss from Chelsea Interactive in 2001 of $1.2 million was related to depreciation, selling, general, administrative and maintenance expenses, offset by nominal revenue.

Interest in excess of amounts capitalized increased $3.0 million to $8.6 million for the three months ended March 31, 2001 from $5.6 million for the three months ended March 31, 2000 primarily due to higher debt balances and lower construction balances.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development and construction activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 2000 of $104.5 million is expected to increase with a full year of operations of the 2.9 million square feet of GLA added during 2000 and scheduled openings of approximately 145,000 square feet in 2001, representing additional phases of Allen Premium Outlets. As of March 31, 2001, the OP has adequate funding sources to complete and open all of its current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc., through the use of available cash of $47.8 million; a yen-denominated line of credit totaling 4 billion yen (US $31.7 million) for the OP's share of projects in Japan; and approximately $160 million available under its Senior Credit Facility. The OP also has the ability to access the public markets through its $450 million debt shelf registration and its $300 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive's technology platform.

Common distributions declared and recorded during the three months ended March 31, 2001 were $15.1 million, or $0.78 per unit. The OP's dividend payout ratio as a percentage of net income before depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 66.0% for the three months ended March 31, 2001. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility had an initial expiration date of March 30, 2001 and was extended through March 30, 2003. The OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing $145 million are expected to extend the Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (6.12% at March 31, 2001) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At March 31, 2001, the entire $160 million was available under the Senior Credit Facility.

During the twelve month period ended January 2001, the OP completed four new debt financing transactions totaling $360 million, both secured and unsecured. These transactions strengthened the OP's financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating interest rate exposure at favorable rates.

In January 2001, the OP completed a $150 million offering of 8.25% Senior unsecured term notes due February 2011 (the "8.25% Notes"). The 8.25% Notes were priced to yield 8.396% to investors. Net proceeds from the offering were used to repay $100 million of 7.75% unsecured notes due January 26, 2001, to repay all borrowings outstanding under the OP's Senior Credit Facility and for general corporate purposes.

In December 2000, the OP and Fortress Registered Investment Trust ("Fortress") acquired four outlet centers from a competitor through a joint venture known as F/C Acquisition Holdings, LLC ("F/C Acquisition") in which the OP has a 49% interest. The total purchase price was $240 million, including the assumption of approximately $174 million of 6.99% fixed-rate non-recourse mortgage debt maturing in 2008. The OP borrowed $30 million from its Senior Credit Facility to fund its share of the net purchase price. These borrowings were repaid in January 2001 from proceeds of the 8.25% Notes.

In August 2000, the OP completed a $100 million private placement debt offering to institutional investors consisting of $50 million of 8.375% unsecured term notes due August 2005 (the "8.375% Notes") and $50 million of 8.625% unsecured term notes due August 2009 (the "8.625% Notes"). The 8.375% Notes were priced to yield 8.44% and the 8.625% Notes were priced to yield 8.66%. Proceeds were used to repay borrowings under the Senior Credit Facility and for general corporate purposes.

In April 2000, Chelsea Financing entered into a $70 million mortgage loan secured by four of its properties, that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (6.78% at March 31, 2001) or prime rate plus 1.00%. Net proceeds were used to retire the $60 million term loan due April 30, 2000 and to repay borrowings under the OP's Senior Credit Facility. At March 31, 2001, $69.0 million was outstanding. In December 2000 Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a fixed interest rate of 7.2625% until January 1, 2006. As of March 31, 2001, the OP recognized a net interest credit of $9,000 which is included in interest expense.

In February 2000, Chelsea Allen entered into a $40.0 million construction loan facility used to fund the Allen Premium Outlets project. The loan, which matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.625% (6.53% at March 31, 2001) and is guaranteed by the Company and the OP. At March 31, 2001, $26.3 million was outstanding.

The OP receives periodic cash flow distributions from its investments in joint ventures in accordance with the respective partnership agreement. For the three months ended March 31, 2001, the OP received or accrued $1.1 million from F/C Acquisition and $4.9 million from OPO. Although such distributions are not guaranteed for the future the OP anticipates that they will be received as projected.

Development activity as of March 31, 2001 includes an additional phase of Allen Premium Outlets, totaling 120,000 square feet scheduled to open during 2001, the 71,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open during the second quarter of 2001 and Chelsea Interactive. The OP is also in the predevelopment stage of projects outside Chicago, IL, Seattle, WA and Las Vegas NV, that are expected to open in late 2002 to early 2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP's total investment in Europe as of March 31, 2001 was $4.8 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of March 31, 2001, the OP had provided guarantees of $12.5 million for three projects.

In July 2000, the OP launched an e-commerce venture through its affiliate, Chelsea Interactive. The OP's investment in this venture was $32.2 million at March 31, 2001. The Board of Directors has approved funding up to $60.0 million that is expected to be provided from operating cash flow over the next several years.

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

Net cash provided by operating activities decreased $9.4 million for the three months ended March 31, 2001 compared to the corresponding 2000 period, primarily due to the reduction of trade accounts payable. Net cash used in investing activities decreased $6.0 million for the three months ended March 31, 2001 compared to the corresponding 2000 period, as a result of decreased construction activity, distributions from joint venture investments and receipt of payments on the notes receivable offset by the equity requirements of Chelsea Interactive and proceeds from sale of a center in 2000. At March 31, 2001, net cash provided by financing activities increased by $21.3 million primarily due to the debt offering in January 2001, offset by the maturity of the 7.75% unsecured notes due January 2001, payment of the Senior Credit Facility balance and increased deferred finance costs.

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

                                                               Three Months Ended
                                                                    March 31,
                                                             2001                 2000
                                                      ----------------     ----------------

Net income to common unitholders ...................      $10,231               $9,419
Add (deduct):
  Depreciation and amortization (1).................       13,039               10,878
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets...         (408)                (508)
                                                      ----------------     ----------------
FFO.................................................      $22,862              $19,789
                                                      ================     ================
Average units outstanding...........................       19,314               19,291
Distributions declared per unit.....................        $0.78                $0.75

(1) Includes depreciation and amortization from unconsolidated investments of $1,480 for the three months ended March 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow.

In December 2000 a wholly-owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a major financial institution for a notional amount of $69.3 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006.

At March 31, 2001, the OP had certain accounts receivable due from Chelsea Japan. On March 20, 2001 the OP entered into a foreign currency forward contract with a major financial institution to protect against unfavorable movements of the Japanese Yen. The contract, which matures June 21, 2001, calls for the sale of Yen 175,000,000 at an exchange rate of 121.45 for which the OP will receive $1.4 million at maturity.

The derivative risk related to these agreements is deemed to be immaterial as they involve major financial institutions.

At March 31, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $0.3 million annually.

Following is a summary of the OP's debt obligations at March 31, 2001 (in thousands):

                                                  Expected Maturity Date
                             -----------------------------------------------------------------
                                                                                                             Fair
                                  2001      2002     2003        2004    2005    Thereafter     Total       Value
                                  ----      ----     ----        ----    ----    ----------     -----       -----

Fixed Rate Debt:                   -         -          -         -     $49,881   $323,251      $373,132    $378,945
Average Interest Rate:             -         -          -         -      8.375%     7.92%         7.98%            -
Variable Rate Debt:                -         -       $31,340      -          -    $ 69,000       $100,340   $100,340
Average Interest Rate:             -         -         6.46%      -          -      6.78%         6.68%            -

                               CPG Partners, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Current Report on Form 8-K, as amended by Form 8-K/A, reporting under Items 2 and 7 on an event which occurred December 22, 2000. The Form 8-K/A contains for the acquired businesses Combined Statements of Revenues and Certain Expenses and Pro Forma Combining Financial Statements.

                               CPG Partners, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CPG PARTNERS, L.P.



                                             By:  /s/     Michael J. Clarke
                                                  -----------------------------
                                                   Michael J. Clarke
                                                   Chief Financial Officer

Date:  May 14, 2001