Form 10-Q
period 2001-06-30
CPG PARTNERS LP
filed 2001-08-14
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

There are no outstanding shares of Common Stock or voting securities.

CPG Partners, L.P.

Index

Part I.	Financial Information	Page

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.	3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures	22

Item 1. Financial Statements

CPG Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                                           June 30,       December 31,
                                                                               2001              2000
                                                                         ----------------   --------------
Assets                                                                     (Unaudited)          (Note 1)
Rental properties:
     Land................................................................    $ 118,613          $ 118,238
     Depreciable property................................................      801,007            790,106
                                                                            -----------        ------------
Total rental property....................................................      919,620            908,344
Accumulated depreciation.................................................     (196,253)          (175,692)
                                                                            -----------        ------------
Rental properties, net...................................................      723,367            732,652
Cash and cash equivalents................................................       42,349             18,036
Investments in affiliates................................................       94,692             89,062
Notes receivable-related parties.........................................          490              2,216
Deferred costs, net......................................................       17,038             14,886
Other assets.............................................................       37,090             44,462
                                                                            ------------       -------------
Total assets.............................................................    $ 915,026          $ 901,314
                                                                            ============       =============

Liabilities and partners' capital
Liabilities:
     Unsecured bank debt.................................................     $  5,035           $ 35,035
     Unsecured Notes due 2001 - 2011.....................................      373,221            324,542
     Mortgage debt.......................................................       95,407             90,776
     Construction payables...............................................        7,783             10,001
     Accounts payable and accrued expenses...............................       37,834             43,507
     Obligation under capital lease......................................        2,428              2,714
     Accrued dividend and distribution payable...........................       16,484              3,910
     Other liabilities...................................................       12,606             18,267
                                                                            ------------       -------------
Total liabilities........................................................      550,798            528,752

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 16,190 in 2001 and 15,936 in 2000      267,668            271,482
     Limited partners units outstanding, 3,155 in 2001 and 3,357 in 2000        34,304             37,888
     Preferred partners units outstanding, 1,300 in 2001 and 2000.......        63,315             63,315
     Accumulated other comprehensive loss...............................        (1,059)              (123)
                                                                            ------------       -------------
Total partners' capital.................................................       364,228            372,562
                                                                           -------------       -------------
Total liabilities and partners' capital.................................     $ 915,026          $ 901,314
                                                                           =============       =============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands, except per unit data)

                                                      Three Months                    Six Months
                                                          Ended June 30,                 Ended June 30,
                                                        2001            2000           2001         2000
                                                     -------------  -------------   ----------- ----------

Revenues:
   Base rent.......................................    $28,651        $26,607     $57,402          $52,858
   Percentage rent.................................      3,029          3,183       5,800            5,749
   Expense reimbursements..........................     11,797         10,231      22,421           19,005
   Other income....................................      2,820          2,085       5,498            4,033
                                                     -----------    ---------- -----------        ---------
Total revenues.....................................     46,297         42,106      91,121           81,645
                                                     -----------    ---------- -----------        ---------

Expenses:
   Operating and maintenance.......................     12,608         11,485      24,726           21,340
   Depreciation and amortization...................     11,746         10,329      23,305           21,207
   General and administrative......................      1,125            982       2,208            1,740
   Other...........................................        681            626       1,463            1,164
                                                     -----------    ---------- -----------         ---------
Total expenses.....................................     26,160         23,422      51,702           45,451
                                                     -----------    ---------- ------------        ----------

Income before unconsolidated investments and
interest expense...................................     20,137          18,684         39,419       36,194

   Income from unconsolidated investments..........      3,285             389          6,556          444
   Loss from Chelsea Interactive...................       (772)           (275)        (1,970)        (275)
   Interest expense................................     (8,820)         (5,731)       (17,435)     (11,368)
                                                     ------------   -----------     -----------    ----------

Net income.........................................     13,830          13,067         26,570       24,995
Preferred unit requirement.........................     (2,509)         (2,509)        (5,018)      (5,018)
                                                     ------------   -----------     -----------    ----------
Net income to common unitholders...................    $11,321         $10,558        $21,552      $19,977
                                                     ============   ===========     ===========    ==========

Net income to common unitholders:
     General partner...............................     $9,474          $8,720        $17,980      $16,500
     Limited partners..............................      1,847           1,838          3,572        3,477
                                                     ------------   -----------     -----------    ----------
Total..............................................    $11,321         $10,558        $21,552      $19,977
                                                     ============   ===========     ===========    ==========

Net income per common unit:
     General partner...............................      $0.59           $0.55          $1.12        $1.04
     Limited partners..............................      $0.59           $0.55          $1.12        $1.04

Weighted average units outstanding:
     General partner...............................     16,180          15,936         16,119       15,935
     Limited partners..............................      3,155           3,357          3,205        3,357
                                                     ------------    ----------     -----------    ----------
Total..............................................     19,335          19,293         19,324       19,292

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2001 and 2000
(Unaudited)
(In thousands)

                                                                                2001               2000
                                                                                ----------       ------------
   Cash flows from operating activities
   Net income.......................................................            $26,570            $24,995
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................             23,305             21,207
       Equity-in-earnings of unconsolidated investments
          in excess of distributions received ......................             (939)              (444)
       Loss from Chelsea Interactive................................              1,970                275
       Proceeds from non-compete receivable.........................              4,600              4,600
       Amortization of non-compete revenue..........................             (2,568)            (2,568)
       Additions to deferred lease costs............................               (417)              (213)
       Other operating activities...................................               (232)                74
       Changes in assets and liabilities:
         Straight-line rent receivable..............................               (647)              (699)
         Other assets...............................................              5,192              8,033
         Accounts payable and accrued expenses......................             (1,585)               830
                                                                                -----------       ----------
   Net cash provided by operating activities........................             55,249             56,090
                                                                                -----------       ----------

   Cash flows used in investing activities
   Additions to rental properties...................................            (13,937)           (30,309)
   Additions to investments in affiliates...........................            (15,818)           (13,154)
   Additions to other assets........................................             (5,000)              -
   Distributions from investments in affiliates
      in excess of earnings.........................................              4,360               -
   Additions to deferred development costs..........................             (2,067)               (45)
   Proceeds from sale of center.....................................                 -               3,372
   Payments from related parties....................................              1,726               -
                                                                                ----------        ----------
   Net cash used in investing activities............................            (30,736)           (40,136)
                                                                                ----------        ----------

   Cash flows used in financing activities
   Distributions....................................................            (22,612)           (21,904)
   Debt proceeds....................................................            157,664             82,458
   Repayments of debt...............................................           (134,500)           (76,250)
   Additions to deferred financing costs............................             (1,969)            (2,252)
   Net proceeds from sale of the Company's common stock.............              1,217                 92
                                                                                ----------        ----------
   Net cash used in financing activities............................               (200)           (17,856)
                                                                                ----------        ----------

   Net increase (decrease) in cash and cash equivalents.............             24,313             (1,902)
   Cash and cash equivalents, beginning of period...................             18,036              8,862
                                                                                -----------       ----------
   Cash and cash equivalents, end of period.........................            $42,349             $6,960
                                                                                ===========       ==========

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Organization and Basis of Presentation

CPG Partners, L.P. (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993, is engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers. As of June 30, 2001, the OP had interests in 27 properties in fifteen states and Japan (the “Properties”) that contained approximately 8.2 million square feet of gross leasable area (“GLA”). The OP’s existing portfolio includes properties in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The OP also has a number of properties under development and expansion. The sole general partner in the OP, Chelsea Property Group, Inc. (the “Company”) is a self-administered and self-managed Real Estate Investment Trust.

The OP has developed a new technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. (“Chelsea Interactive”). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

Common ownership of the OP as of June 30, 2001 was approximately as follows:

          General Partner                  83.7%         16,190,000  units
          Limited Partners                 16.3%          3,155,000  units
                                         -----------    ---------------
                      Total               100.0%         19,345,000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.      Accounting Changes: Standards Implemented and Transition Adjustment

On January 1, 2001, the OP adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The OP uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. The FASB continues to issue interpretive guidance that could require changes in the OP’s application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

As of January 1, 2001, the adoption of the new standard results in derivative instruments reported on the balance sheet as assets of $33,000 and an adjustment of $33,000 to accumulated other comprehensive loss.

3.      Investments in Affiliates

The OP holds interests in several domestic and international joint ventures including a 49% interest in F/C Acquisition Holdings, LLC (“F/C Acquisition”), a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”), a 50% interest in Orlando Premium Outlets with Simon Property Group, Inc. (“Simon”) and minority interests in outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”).

Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the accompanying consolidated financial statements.

Following is a summary of investment in affiliates accounted for under the equity method as of June 30, 2001 (in thousands):

                             F/C         Chelsea                Chelsea     Value
                             Acq.         Japan       Simon     Interact.    Retail    Other      Total

Balance 12/31/00             $33,079      $6,245      $13,391    $29,899    $4,742     $1,706     $89,062
Additional investment          1,528         142          -        9,334       318        -        11,322
Income from
  uncons. invest. (1)          1,917         560        1,536     (1,970)      110       (81)       2,072
Distributions                 (1,567)         -        (6,197)       -          -          -       (7,764)
                           ----------    ---------    --------   --------   -------   ---------    --------
Balance 6/30/01              $34,957      $6,947       $8,730    $37,263    $5,170    $1,625       $94,692
                           ==========    ==========   ========   ========   =======   =========    ========

(1) Excludes income from fees of $995 from F/C Acquisition, $996 from Chelsea Japan and $523 from Simon.

During the three and six months ended June 30, 2001 and 2000, investments in affiliates contributed to the OP's income from unconsolidated investments as follows (in thousands):

                                         For the Three Months Ended June 30,
                                     2001                                         2000
                    ----------------------------------------    ---------------------------------------------
                     Inc. from                                   Inc. from
                     Unconsol.                   Inc. from         Unconsol.                   Inc. from
                    Inv. Before                  Unconsol.        Inv. Before                   Unconsol.
                       Depr.          Depr.        Inv.              Depr.          Depr.         Inv.

F/C Acquisition      $2,088           $660        $1,428         $   -            $   -           $-
Chelsea Japan         1,304            366           938             -                -            -
Simon                 1,512            566           946             334              -           334
Other                   (27)            -            (27)             55              -           55
                    -----------    ---------    ----------      -----------      ---------     --------
   Total             $4,877         $1,592        $3,285            $389          $   -         $389
                    ===========    =========    ==========      ===========      =========     ========

Chelsea Interactive   ($299)          $473        ($772)           ($192)           $83         ($275)
                    =============  =========    ==========      ===========      =========     =========

                                                   For the Six Months Ended June 30,
                                         2001                                    2000
                     -----------------------------------------   ------------------------------------------
                     Inc. from                                    Inc. from
                     Unconsol.                   Inc. from        Unconsol.                   Inc. from
                     Inv. Before                  Unconsol.       Inv. Before                  Unconsol.
                        Depr.       Depr.          Inv.             Depr.          Depr.         Inv.

F/C Acquisition      $4,229         $1,317        $2,912          $  -            $  -        $   -
Chelsea Japan         2,175            619         1,556             -               -            -
Simon                 3,195          1,136         2,059            334              -          334
Other                    29             -             29            110              -          110
                    ----------    ---------      ----------      ---------       ---------   -----------
   Total             $9,628         $3,072        $6,556          $ 444           $  -        $ 444
                    ==========    =========      ==========      =========       =========   ===========

Chelsea Interactive   ($917)        $1,053       ($1,970)         ($192)            $83       ($275)
                     =========    =========      ===========     ==========      =========   ============

4.      Non-Compete Agreement

The OP recognized income from its non-compete agreement with The Mills Corporation of $2.6 million during the six months ended June 30, 2001 and 2000. Such amounts are included in other income.

5.      Debt

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility") that expires on March 30, 2003. The OP has an annual right to request a one-year extension of the Senior Credit Facility which may be granted at the option of the lenders. Lenders representing $145 million extended the Facility until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.05% (4.92% at June 30, 2001) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP’s Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At June 30, 2001, the entire $160 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the “Term Loan”) which carries the same interest rate and maturity as the Senior Credit Facility.

A summary of the terms of the Unsecured Notes outstanding as of June 30, 2001 and December 31, 2000 is as follows:

                                                  June 30,     December 31,     Effective
                                                   2001           2000           Yield (1)
                                                ------------   -------------     ------------

7.75% Unsecured Notes due January 2001......... $  -             $99,987             7.85%
8.375% Unsecured Notes due August 2005.........  49,888           49,877             8.44%
7.25% Unsecured Notes due October 2007......... 124,793          124,776             7.29%
8.625% Unsecured Notes due August 2009.........  49,917           49,902             8.66%
8.25% Unsecured Notes due February 2011........ 148,623              -               8.40%
                                               ---------       ----------
   Total                                       $373,221         $324,542

(1)   Including discount on the notes

In April 2000, Chelsea Financing entered into a $70 million mortgage loan secured by four of its properties that matures April 2010 and bears interest at a rate equal to LIBOR plus 1.50% (5.56% at June 30, 2001) or prime rate plus 1.00%. The mortgage requires quarterly principal amortization of $0.3 million through April 2005 and $0.5 million thereafter. At June 30, 2001, $68.7 million was outstanding. In December 2000, Chelsea Financing entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006. As of June 30, 2001, the OP recognized net interest expense of $0.2 million on the hedge which is included in interest expense.

In February 2000, Chelsea Allen entered into a $40.0 million construction loan facility used to fund phase one of Allen Premium Outlets. The loan matures February 2003, bears interest on the outstanding balance at a rate equal to LIBOR plus 1.375% (5.17% at June 30, 2001) and is secured by the center and guaranteed by the Company and the OP. At June 30, 2001, $26.7 million was outstanding.

Interest and loan costs of approximately $0.5 million and $1.1 million were capitalized as development costs during the three months ended June 30, 2001 and 2000, respectively; and approximately $1.1 million and $2.2 million during the six months ended June 30, 2001 and 2000, respectively.

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

To manage interest rate and foreign currency risk, the OP may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The OP undertakes a variety of borrowings including lines of credit, medium- and long-term financings. To reduce overall interest cost, the OP may use interest rate instruments, typically interest rate swaps, to convert some or all of its variable rate debt to fixed rate debt, or some or all of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

The OP employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned. As of June 30, 2001, there was $0.8 million in deferred losses included in other comprehensive loss.

The following table summarizes the notional values and fair values of the OP's derivative financial instruments.

                                                    At June 30, 2001
                              ------------------------------------------------------
          Hedge Type            Notional Value    Rate      Maturity   Fair Value

   1) Swap, Cash Flow             $68.7 mil     5.7625%    1/1/06     ($0.8 mil)

The notional value and fair value of the swap provide an indication of the extent of the OP’s involvement in financial derivative instruments at June 30, 2001 but do not represent exposure to credit, interest rate or market risks.

On June 30, 2001, the derivative instrument was reported at its fair value as other liabilities of $0.8 million.

At March 31, 2001, the OP had a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen denominated receivable. On June 21, 2001 the receivable and yen forward contract were settled and the OP received $1.4 million.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to accumulated other comprehensive loss to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs over the same time period in which the hedge items affect earnings. Within the next twelve months, the OP expects to reclassify to earnings approximately $0.2 million of the current balance held in accumulated other comprehensive loss.

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

7.     Partners' Capital

Following is a statement of partners’ capital for the six months ended June 30, 2001 (in thousands):

                                            General       Limited      Preferred     Accum. Other    Total
                                            Partner's     Partners'     Partner's      Comp.        Partners'
                                             Capital       Capital       Capital       Loss         Capital
                                            ---------  ------------  -------------   ------------   ----------

Balance December 31, 2000.............      $271,482      $37,888       $63,315       ($123)        $372,562

Net income.............................       20,074        6,496           -            -            26,570
Other comprehensive loss:
     Foreign currency translation......           -            -           -            (89)            (89)
     Interest rate swap................           -            -           -           (847)           (847)
                                                                                                    ---------
Total comprehensive income.............                                                              25,634

Common distributions...................      (25,246)      (4,921)         -              -          (30,167)
Preferred distribution.................       (2,094)      (2,924)         -              -           (5,018)
Contributions (net of costs)...........        1,217           -           -              -            1,217
Transfer of limited partners' interest.        2,235       (2,235)         -              -              -
                                            ----------    ---------    ---------  ------------      -----------
Balance June 30, 2001..................     $267,668      $34,304       $63,315     ($1,059)         $364,228
                                            ==========    =========    =========  ============      ===========

8.      Distributions

On June 7, 2001, the Board of Directors of the Company declared a $0.78 per unit distribution to unitholders of record on June 30, 2001. The distribution, totaling $15.1 million, was paid on July 16, 2001.

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

11.      Commitments and Contingencies

The 50/50 Orlando Premium Outlets ("OPO") joint venture with Simon has a $66 million construction loan that matures March 2002 and bears interest at LIBOR plus 1.30% (5.59% at June 30, 2001). The loan is 10% guaranteed by each of the OP and Simon and as of June 30, 2001, $58.2 million was outstanding. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the OP entered into a 4 billion yen (approximately US $32.1 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan’s construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2001) and matures April 2002. At June 30, 2001, 1.32 billion yen (approximately US $10.6 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $30.5 million) loan with a bank to fund construction costs. As of June 30, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the OP.

The OP has agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2001, the OP had provided limited debt service guarantees of approximately $14.3 million to Value Retail PLC.

Other assets includes $4.5 million at June 30, 2000, and accrued expenses and other liabilities include $14.4 million and $14.6 million in 2001 and 2000, respectively, related to a deferred unit incentive program with certain key officers to be paid in 2002. Also included is $2.8 million in 2001 and $7.4 million in 2000 related to the present value of future payments to be received from The Mills Corporation under the Houston non-compete agreement.

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

12.      Related Party Information

In 2001 the OP received a $1.2 million payoff for one of the loans outstanding to unitholders and a $0.5 million pay down on the other unitholder loan. At June 30, 2001 and 2000, $0.5 million and $2.2 million was due from the unitholders, respectively.

13.      Subsequent Events

On July 16, 2001, the OP announced that it had entered into a definitive agreement to purchase a portfolio of retail centers from Konover Property Trust, Inc. (“Konover”), for a purchase price of approximately $180 million and posted a $5.0 million escrow deposit. Closing is expected to take place in the third quarter of 2001.

On July 30, 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46.00 per share, yielding proceeds of $25 million that may be used to partially fund the acquisition of the Konover assets and for general corporate purposes.

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

General Overview

From July 1, 2000 to June 30, 2001, the OP grew by increasing rents at its operating centers, opening four new centers, expanding three centers and acquiring four centers. Increasing rents at comparable centers resulted in base rent growth of $0.8 million. The opening of one wholly-owned new center and expansion of three wholly-owned centers increased base rent by $1.6 million and $2.2 million, respectively. Income from unconsolidated investments increased by $6.1 million primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000.

The OP operated gross leasable area (“GLA”) at June 30, 2001 of 8.2 million square feet including wholly and partially-owned GLA compared to 5.6 million square feet at June 30, 2000 and had an interest in 27 manufacturers’ outlet centers at June 30, 2001 compared to 20 at the end of the same quarter in the prior year.

Net GLA added since July 1, 2000 is detailed as follows:

                                              12 mos ended          6 mos ended      6 mos ended
                                                June 30,              June 30,       December 31,
                                                 2001                   2001             2000
                                              ------------          -------------    -------------
Changes in GLA (sf in 000's):

New centers developed:
    Gotemba Premium Outlets (40% owned).......      220                      -              220
    Allen Premium Outlets.....................      206                      -              206
    Rinku Premium Outlets (40% owned).........      180                      -              180
    Orlando Premium Outlets (50% owned).......       88                      -               88
                                              ------------          -------------    -------------
Total new centers.............................      694                      -              694

Centers expanded:
    Wrentham Premium Outlets..................      127                      -              127
    Leesburg Premium Outlets..................      104                      -              104
    Allen Premium Outlets.....................       34                     34                -
                                              ------------          -------------    -------------
Total centers expanded........................      265                     34              231

Centers acquired (49% owned):
    Gilroy Premium Outlets....................      577                      -              577
    Lighthouse Place..........................      491                      -              491
    Waterloo Premium Outlets..................      392                      -              392
    Kittery Premium Outlets...................      131                      -              131
                                              ------------          -------------    -------------
Total centers acquired........................    1,591                      -            1,591

Net GLA added during the period...............    2,550                     34            2,516

GLA at end of period..........................    8,193                  8,193            5,643

Results of Operations

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

Net income increased $0.7 million to $13.8 million for the three months ended June 30, 2001 from $13.1 million for the three months ended June 30, 2000. Increases in revenues, primarily the result of new center development, expansions, and higher rents on releasing and renewals, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $2.1 million, or 7.7%, to $28.7 million for the three months ended June 30, 2001 from $26.6 million for the three months ended June 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals.

Percentage rents decreased $0.2 million or 4.8% to $3.0 million for the three months ended June 30, 2001, from $3.1 million for the three months ended June 30, 2000. The decrease was primarily due to changes of some tenants from overage to base rent.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $1.6 million, or 15.3%, to $11.8 million for the three months ended June 30, 2001 from $10.2 million for the three months ended June 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 93.6% in the second quarter of 2001, compared to 89.1% in the second quarter of 2000, due to the recovery of operating expenses in the second quarter of 2001 reserved against in 2000.

Other income increased $0.7 million to $2.8 million for the three months ended June 30, 2001, from $2.1 million for the three months ended June 30, 2000. The increase is primarily the result of increased interest and ancillary income.

Operating and maintenance expenses increased $1.1 million, or 9.8%, to $12.6 million for the three months ended June 30, 2001 from $11.5 million for the three months ended June 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $1.4 million, or 13.7%, to $11.7 million for the three months ended June 30, 2001 from $10.3 million for the three months ended June 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense increased $0.1 million to $1.1 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000 primarily due to increased salaries.

Other expenses increased $0.1 million to $0.7 million for the three months ended June 30, 2001 from $0.6 million for the three months ended June 30, 2000 primarily due to increased bad debt expense.

Income from unconsolidated investments increased $2.9 million to $3.3 million for the three months ended June 30, 2001 from $0.4 million for the three months ended June 30, 2000. This resulted from equity-in-earnings and fees earned from the OP’s unconsolidated investments that commenced operations during the second half of 2000.

The loss from Chelsea Interactive increased $0.5 million to $0.8 million for the three months ended June 30, 2001 from $0.3 million for the three months ended June 30, 2000 due to increased depreciation, selling, general, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $3.1 million to $8.8 million for the three months ended June 30, 2001 from $5.7 million for the three months ended June 30, 2000 primarily due to higher debt balances and lower construction balances.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

Net income increased $1.6 million to $26.6 million for the six months ended June 30, 2001 from $25.0 million for the six months ended June 30, 2000. Increases in revenues, primarily the result of new center development, expansions, and higher rents on releasing and renewals, and net earnings from unconsolidated investments that commenced operations in the second, third and fourth quarters of 2000 were partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $4.5 million, or 8.6%, to $57.4 million for the six months ended June 30, 2001 from $52.9 million for the six months ended June 30, 2000 due to the fourth quarter 2000 opening of Allen Premium Outlets, expansions and higher average rents on new leases and renewals.

Percentage rents increased $0.1 million or 1.0% to $5.8 million for the six months ended June 30, 2001 from $5.7 million for the six months ended June 30, 2000 primarily due to sales of new tenants at the OP’s centers during the first quarter of 2001.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $3.4 million, or 18.0%, to $22.4 million for the six months ended June 30, 2001 from $19.0 million for the six months ended June 30, 2000, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses was 90.7% for the six months ended June 30, 2001, compared to 89.1% for the six months ended June 30, 2000.

Other income increased $1.5 million to $5.5 million for the six months ended June 30, 2001, from $4.0 million for the six months ended June 30, 2000. The increase is primarily the result of increased interest and ancillary income.

Operating and maintenance expenses increased $3.4 million, or 15.9%, to $24.7 million for the six months ended June 30, 2001 from $21.3 million for the six months ended June 30, 2000. The increase was primarily due to costs related to expansions, the new center opening and higher insurance costs on the existing centers.

Depreciation and amortization expense increased $2.1 million, or 9.9%, to $23.3 million for the six months ended June 30, 2001 from $21.2 million for the six months ended June 30, 2000. The increase was due to depreciation of expansions and the new center opening.

General and administrative expense increased $0.5 million to $2.2 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 30, 2000 primarily due to increased salaries.

Other expenses increased $0.3 million to $1.5 million for the six months ended June 30, 2001 from $1.2 million for the six months ended June 30, 2000. The increase was primarily due to increases in bad debt, offset by a 2000 write-off of deferred site expense.

Income from unconsolidated investments increased $6.1 million to $6.5 million for the six months ended June 30, 2001 from $0.4 million for the six months ended June 30, 2000. This resulted from equity-in-earnings and fees earned from the OP’s unconsolidated investments that commenced operations during the second half of 2000.

The loss from Chelsea Interactive increased $1.7 million to $2.0 million for the six months ended June 30, 2001 from $0.3 million for the six months ended June 30, 2000 due to increased depreciation, administrative and maintenance expenses.

Interest in excess of amounts capitalized increased $6.0 million to $17.4 million for the six months ended June 30, 2001 from $11.4 million for the six months ended June 30, 2000 primarily due to higher debt balances and lower construction balances.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short-term, which is less than 12 months and the long-term, which is 12 months or more. Operating cash flow in 2000 of $104.5 million is expected to increase with a full year of operations of the 2.9 million square feet of GLA added during 2000, scheduled openings of approximately 145,000 square feet in 2001, representing additional phases of Allen Premium Outlets and a planned acquisition. As of June 30, 2001, the OP has adequate funding sources to complete and open all of its current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc., through the use of available cash of $42.3 million; a yen-denominated line of credit totaling 4 billion yen (US $32.1 million) for the OP’s share of projects in Japan; and approximately $160 million available under its Senior Credit Facility. The Company also completed a $25 million equity offering in July 2001 and the OP has the ability to access the public markets through its $450 million debt shelf registration and the Company's $275 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive.

Common distributions declared and recorded during the six months ended June 30, 2001 were $30.2 million, or $1.56 per unit. The OP’s dividend payout ratio as a percentage of net income before depreciation and amortization (exclusive of amortization of deferred financing costs (“FFO”)) was 64.1% for the six months ended June 30, 2001. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

During the fifteen month period ended July 2001, the OP completed four new debt financing transactions totaling $360 million, both secured and unsecured, and the Company completed the sale of common stock totaling $25 million. These transactions strengthened the OP’s financial flexibility and liquidity by extending and sequencing debt maturities and significantly reducing floating interest rate exposure at favorable rates.

On July 16, 2001, the OP announced that it had entered into a definitive agreement to purchase a portfolio of retail centers from Konover for a purchase price of approximately $180 million including the assumption of debt of approximately $135 million. Proceeds from the equity offering and cash on hand are available to fund the balance of the purchase price. Closing is expected to take place in the third quarter of 2001. On July 16, 2001 the OP posted a $5.0 million escrow deposit.

On July 30, 2001, the Company completed the sale of 545,000 shares of common stock to an institutional investor at a net price of $46.00 per share, yielding proceeds of $25 million that may be used to partially fund the acquisition of the Konover assets and general corporate purposes.

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

Development activity as of June 30, 2001 includes an additional phase of Allen Premium Outlets, totaling 120,000 square feet scheduled to open during 2001, the 71,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open during the second quarter 2002 and Chelsea Interactive. The OP is also in the predevelopment stage of projects outside Chicago, IL, Seattle, WA and Las Vegas, NV, that are expected to open in late 2002 to early 2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Outlet centers, outside of London, England, Barcelona and Madrid, Spain, are currently open and operated by Value Retail PLC and its affiliates. Three new European projects and expansions of the two existing centers are in various stages of development and are expected to open within the next two years. The OP’s total investment in Europe as of June 30, 2001 was $5.2 million. The OP has also agreed under a standby facility to provide up to $22 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility is three years and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2001, the OP had provided limited debt service guarantees of $14.3 million for three projects.

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

Net cash provided by operating activities decreased $0.8 million for the six months ended June 30, 2001 compared to the corresponding 2000 period, primarily due to the reduction of trade accounts payable and increased accounts receivable. Net cash used in investing activities decreased $9.4 million for the six months ended June 30, 2001 compared to the corresponding 2000 period, as a result of decreased construction activity, increased distributions from joint venture investments and receipt of payments on the notes receivable, offset by the equity requirements of Chelsea Interactive and proceeds from sale of a center in 2000. Net cash used in financing activities decreased by $17.7 million for the six months ended June 30, 2001 primarily due to the debt offering proceeds in January 2001, offset by the maturity of the 7.75% unsecured notes due January 2001, and payment of the Senior Credit Facility balance.

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP’s liquidity, nor is it indicative of funds available to fund the OP’s cash needs, including its ability to make cash distributions.

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                     June 30,
                                                         2001            2000         2001         2000
                                                     ------------     -----------   ---------   ----------

Net income to common unitholders...................     $11,321        $10,558        $21,552     $19,977
Add (deduct):
  Depreciation and amortization - wholly owned.....      11,746         10,329         23,305      21,207
  Depreciation and amortization - joint ventures          1,592              -          3,072           -
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets..        (438)          (429)          (846)       (937)
                                                     ------------   ----------------------------------------
FFO................................................     $24,221        $20,458        $47,083     $40,247
                                                     ============   ========================================
Average diluted shares/units outstanding...........      19,335         19,293         19,324      19,292
Distributions declared per share...................       $0.78          $0.75          $1.56       $1.50

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

In December 2000 a wholly-owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a major financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed interest rate of 7.2625% on the notional amount until January 1, 2006.

The derivative risk related to the settlement of this agreement is deemed to be immaterial as it involves a major financial institution.

At June 30, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $0.3 million annually.

Following is a summary of the OP’s debt obligations at June 30, 2001 (in thousands):

                                              Expected Maturity Date
                         ----------------------------------------------------------
                                                                                                   Fair
                            2001    2002     2003     2004      2005    Thereafter     Total       Value
Fixed Rate Debt:             -       -        -        -      $49,888    $323,333     $373,221    $378,945
Average Interest Rate:       -       -        -        -        8.375%       7.92%        7.98%       -
Variable Rate Debt:          -       -     $26,658   $5,035       -       $68,750     $100,443    $100,443
Average Interest Rate:       -       -        5.17%    4.92%      -          7.26%        6.34%       -

CPG Partners, L.P.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

The OP did not file any reports on Form 8-K during the three months ended June 30, 2001.

CPG Partners, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG PARTNERS, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 14, 2001