Form 10-K
period 2001-12-31
CPG PARTNERS LP
filed 2002-03-27
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Documents incorporated by reference:

Portions of the definitive Proxy Statement of Chelsea Property Group, Inc. relating to its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The Operating Partnership

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP"), is 85.6% owned and managed by its sole general partner, Chelsea Property Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The OP specializes in owning, developing, redeveloping, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Portfolio"). On September 25, 2001 as part of a transaction with Konover Property Trust, Inc. and affiliates ("Konover"), the OP acquired 32 retail centers, 30 of which constitute other retail centers ("Other Retail Centers") containing 4.3 million square feet of gross leasable area ("GLA") (see "Recent Developments") (the Premium Portfolio and Other Retail Centers are collectively the "Properties"). As of December 31, 2001, the OP wholly or partially owned 57 centers in 29 states and Japan containing approximately 12.6 million square feet of GLA represented by more than 700 tenants in approximately 2,900 stores. The OP's Premium Portfolio includes 27 properties containing 8.3 million square feet of GLA. These centers generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, which have a population of at least one million people within a 30-mile radius, with average annual household income of greater than $50,000. Some Premium Portfolio centers are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. During 2001, the OP's Premium Portfolio generated weighted average tenant sales of $379 per square foot, defined as total sales reported by tenants divided by their gross leasable area weighted by months in operation.

The OP's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111).

Recent Developments

On September 25, 2001, the OP acquired a total of 32 retail centers from Konover. The purchase price was $182.5 million, including the assumption of $131.0 million of non-recourse mortgage debt. One of these centers was acquired subject to a repurchase agreement and was sold back to Konover on December 3, 2001 at the established cost basis of $2.5 million. Another 21,000 square foot center in Kittery, Maine was classified as a Premium Portfolio property. The remaining 30 Other Retail Centers contain 4.3 million square feet of GLA represented by 180 tenants in approximately 700 stores. The Company expects that within two years three additional Other Retail Centers will be classified as Premium Portfolio properties as a result of its re-tenanting efforts and the centers' locations. Certain centers that do not meet the OP's strategic criteria for long- term hold will be identified for sale. The 30 Other Retail Centers were 91% leased at December 31, 2001.

In October 2001, the OP sold Mammoth Premium Outlets to a third party for a net sales price that approximated the carrying value.

The following table sets forth a summary of expansions, acquisitions and dispositions from January 1 through December 31, 2001:

                                                                      GLA       Number
Property                                % Owned        Date(1)     (Sq. Ft.)    of Stores   Tenants(2)
--------                                ------------  -----------  -----------   ---------   ----------------------------------

As of January 1, 2001...............                                8,159,000       2,141

Expansions:
     Allen Premium Outlets, Allen, TX       100       3/ & 11/01      146,000          33    Adidas, Brooks Brothers, Lenox

     Other (net)....................                                    4,000         (14)

                                                                   -----------   ---------
Total expansions:                                                     150,000          19

Acquisitions:
Kittery Premium Outlets II, formerly
 Factory Stores at Kittery
 Kittery, ME........................        100         09/01          21,000           5

Factory Stores at Vacaville,
Vacaville, CA.......................
                                            100         09/01         447,000         107    Carter's, Eddie Bauer, Gap,
                                                                                             L'eggs/Hanes/Bali/Playtex, Nike,
                                                                                             OshKosh B' Gosh, Reebok
Carolina Outlet Center,
 Smithfield, NC.....................        100         09/01         443,000          51    Carter's, Casual Corner, Gap,
                                                                                             Liz Claiborne,
                                                                                             L'eggs/Hanes/Bali/Playtex, Nike,
                                                                                             Polo, Tommy Hilfiger
Factory Stores at North Bend
North Bend, WA......................        100         09/01         223,000          49    Factory Brand Shoe, Gap, Lenox,
                                                                                             Nike

Other Retail Centers acquired.......        100         09/01       3,166,000         490    VF Factory Outlet

                                                                   -----------   ---------
Total acquisitions:.................                                4,300,000         702

Dispositions: ......................
     Mammoth Premium Outlets
         Mammoth, CA, ..............        100         10/01         (35,000)        (11)   Polo Ralph Lauren

                                                                   -----------   ---------
Total for 2001......................                                4,415,000         710
                                                                   -----------   ---------

As of December 31, 2001.............                               12,574,000       2,851
                                                                   ===========   =========

___________________

(1)	Expansion, acquisition or disposition date.
(2)	Consists of tenants who lease at least 5,000 square feet of GLA or have estimated sales of more than $300 per square foot. Most tenants pay a fixed base rent based on the square feet leased and also pay a percentage rent based on sales.

Some of the most recent newly acquired or expanded centers are discussed below:

Allen Premium Outlets, Allen, Texas. Allen Premium Outlets, a 352,000 square foot center containing 81 stores, opened its initial phase in October 2000. Expansions in 2001 consisted of the 28,000 square foot completion of Phase I and 118,000 square feet on Phase II. The center is located approximately 30 miles north of Dallas on US Highway 75. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.6 million, 2.4 million and 5.0 million respectively. Average household income within a 30-mile radius is approximately $73,000.

Kittery Premium Outlets (II), Kittery, Maine. Kittery Premium Outlets, a 21,000 square foot center containing 5 stores was acquired in September 2001. The center is located approximately 60 miles north of Boston (MA) and 60 miles south of Portland (ME). The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.2 million, 0.5 million and 3.8 million respectively. Average household income within a 30-mile radius is approximately $60,000. The center is adjacent to Kittery Premium Outlets I.

Factory Stores at Vacaville, Vacaville, California. Factory Stores at Vacaville, a 447,000 square foot center containing 107 stores was acquired in September 2001. The center is located approximately 50 miles east of San Francisco and 25 miles west of Sacramento. The populations within a 15-mile, 30- mile and 60-mile radius are approximately 0.2 million, 1.4 million and 7.0 million, respectively. Average household income within a 30-mile radius is approximately $69,000.

Carolina Outlet Center, Smithfield, North Carolina. Carolina Outlet Center, a 443,000 square foot center containing 51 stores was acquired in September 2001. The center is located approximately 30 miles southeast of Raleigh/Durham. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.1 million, 0.8 million, and 2.3 million, respectively. Average household income within a 30-mile radius is approximately $55,000.

Factory Stores at North Bend, North Bend, Washington. Factory Stores at North Bend, a 223,000 square foot center containing 49 stores was acquired in September 2001. The center is located approximately 36 miles southeast of Seattle. The populations within a 15-mile, 30-mile and 60-mile radius are approximately 0.1 million, 1.7 million, and 3.4 million, respectively. Average household income within a 30-mile radius is approximately $77,000.

The OP continues construction on additional phases of three existing centers totaling 57,000 square feet. These projects, along with others, are in various stages of development and there can be no assurance they will be completed or opened, or that there will not be delays in opening or completion.

During 2000, the OP developed a new technology-based e-commerce platform through an unconsolidated investment, Chelsea Interactive, Inc. ("Chelsea Interactive"), that provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online store, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive is receiving a percentage of each brand's online sales. To date, the OP has invested approximately $43 million in Chelsea Interactive to build the platform. There is no assurance that this concept will be successful or its future impact on the OP's financial condition or results of operations.

Strategic Alliance and Joint Ventures

In June 1999, the OP signed a definitive agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan"), developed its initial projects in the cities of Gotemba and Izumisano, outside of Tokyo and Osaka, respectively. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002.

In May 1997, the OP formed a strategic alliance with Simon to develop and acquire high-end outlet centers with GLA of 500,000 square feet or more in the United States. The OP and Simon are co-managing general partners, each with 50%-ownership of the joint venture and any entities formed with respect to specific projects; the OP will have primary responsibility for the day-to-day activities of each project. Simon is one of the largest publicly traded real estate companies in North America as measured by market capitalization, and at February 2002 owned, had an interest in and/or managed approximately 193 million square feet of retail and mixed-use properties in 36 states and Europe. The strategic alliance is currently scheduled to terminate on December 31, 2002. The 50/50 Orlando Premium Outlets joint venture is the only project under this alliance to date.

In October 1998 the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing and all four annual installments of $4.6 million were received, including the final January 2002 payment which had a $0.3 million legal reserve withheld.

The OP has made several investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments solely by the OP, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the OP, and that the co-venturers may take action contrary to the OP's instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of Chelsea Property Group, Inc. as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the OP would have full control over the joint venture. There is no limitation under the OP's organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Organization of the OP

Virtually all of the Properties are held by, and all of its business activities conducted through, the OP. The Company (which owned 85.6% in the OP as of December 31, 2001) is the sole general partner of the OP and has full and complete control over the management of the OP and each of the Properties, excluding joint ventures.

The Manufacturers' Outlet Business

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer; by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or hampering the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business Strategy

The OP believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

Strong Tenant Relationships. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers and retailers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Chanel, Coach Leather, Cole-Haan, Donna Karan, Gap/Banana Republic, Gucci, Jones New York, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Nike, Phillips-Van Heusen (Bass, Izod, Geoffrey Beene, Van Heusen) and Timberland. The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The OP's 25 Premium domestic centers generated weighted average reported tenant sales during 2001, of $379 per square foot, the highest among the three publicly traded outlet companies. As a result, the OP has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The OP believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since the Company's initial public offering in November 1993, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The OP seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The OP's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square foot; re-tenanting space occupied by under performing tenants; and continuing to sign leases that provide for percentage rents.

Developing New Centers and Expanding Existing Centers. The OP believes that there continue to be significant opportunities to develop manufacturers' outlet centers across the United States and internationally. The OP intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The OP expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The OP believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

International Development. The OP continues to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan. In 2000, Chelsea Japan developed its first two outlet centers, one in Gotemba, located outside Tokyo, and the other in Izumisano, outside Osaka, Japan. The OP believes that there are significant opportunities to develop additional manufacturers' outlet centers in Japan and intends to pursue these opportunities as viable sites are identified.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There is more new center development planned and one new European project is under construction and expected to open in Spring 2003.

Acquiring and Redeveloping Centers. The OP intends to selectively acquire individual properties and portfolios of properties that meet its strategic investment criteria as suitable opportunities arise. The OP believes that its extensive experience in the outlet center business, access to capital markets, familiarity with real estate markets and advanced management systems will allow it to evaluate and execute its acquisition strategy successfully. Furthermore, management believes that the OP will be able to enhance the operation of acquired properties as a result of its strong tenant relationships with both national and upscale fashion retailers and development, marketing and management expertise as a full-service real estate organization. Additionally, the OP may be able to acquire properties on a tax-advantaged basis through the issuance of Operating Partnership units. However, there can be no assurance that any acquisitions will be consummated or, if consummated, will result in an advantageous return on investment for the OP.

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

Property Design and Management. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. The OP has 569 full-time and 153 part-time employees. Of these employees, 434 full-time and 149 part-time are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

Financing

The OP seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will enable the OP to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Premium Portfolio Properties generally are the leading manufacturers' outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP's financial position and results of operations.

Personnel

As of December 31, 2001, the OP had 569 full-time and 153 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

Item 2. Properties

The OP's Premium Portfolio consists of 27 upscale, fashion-oriented manufacturers' outlet centers located in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or at or near tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The Premium Portfolio was 98% leased as of December 31, 2001 and contained approximately 2,200 stores with more than 500 different tenants. The OP's Other Retail Centers were 91% leased as of December 31, 2001 and contained approximately 700 stores with more than 180 different tenants. As of December 31, 2001, the OP had 57 centers in 29 states and Japan containing approximately 12.6 million square feet of gross leasable area. Of the 57 centers, 50 are owned 100% (45 in fee and five under a long-term lease); and seven are partially owned through joint ventures (four in fee and three under long-term leases). The OP manages all 55 of its domestic centers and Chelsea Japan Co., Ltd., a 40%-owned joint venture, manages the two centers in Japan.

The OP believes the Properties are adequately covered by insurance.

Premium Portfolio

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues or total GLA; and only one tenant occupies more than 4% of the OP's total GLA. As a result, and considering the OP's past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

Approximately 22% of the OP's Premium Portfolio revenues for the year ended December 31, 2001 and 21%, 23% and 24% of the OP's total revenues for the years ended December 31, 2001, 2000, and 1999, respectively, were derived from the OP's center with the highest revenues, Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the OP. In addition, approximately 29% of the OP's Premium Portfolio revenues for the year ended December 31, 2001 and 28% of the OP's total revenues for the years ended December 31, 2001, and 2000 and 30% for the year ended December 31, 1999, were derived from the OP's centers in California.

Woodbury Common Premium Outlets contributed more than 10% of the OP's aggregate gross revenues during 2001 and had a book value of more than 10% of the total assets of the OP at year-end 2001. No tenant at this center leases more than 10% of the center's GLA. The following chart shows certain information for Woodbury Common.

                                                               Avg. Annual
Fiscal                                      Occupancy             Rent
Year                                           Rate             per sq ft
----                                      ---------------     ---------------

1997...............................           100.0%               $31.42
1998...............................           100.0                 33.16
1999...............................            99.5                 35.61
2000...............................           100.0                 38.55
2001...............................            98.8                 38.63

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 847,000 square feet of GLA. As of December 31, 2001, the center was leased to 212 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

The following table shows lease expiration data as of December 31, 2001 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                                                                   % of Annual
                                                           Contractual               No. of           "CBR"
                                                       Base Rents ("CBR")            Leases       Represented by
                                                ----------------------------------  Expiring     Expiring Leases
Expiration Year                      GLA           per sq ft           Total
---------------                 --------------  ----------------  ---------------- -----------  ----------------
2002.............................   67,095           $33.08          $2,220,000         19            7.2
2003.............................  234,469            33.59           7,876,000         59           25.4
2004.............................   35,051            33.12           1,161,000         10            3.7
2005.............................  117,378            36.98           4,341,000         29           14.0
2006.............................   43,020            44.85           1,929,000         17            6.2
2007.............................   32,997            47.00           1,551,000         11            5.0
2008.............................  124,790            38.90           4,855,000         24           15.7
2009.............................   43,801            51.53           2,257,000         16            7.3
2010.............................   32,702            49.34           1,614,000         10            5.2
2011.............................   54,303            46.75           2,539,000         13            8.2

Depreciation on Woodbury Common Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 2001, the Federal tax basis in this center was $124.0 million.

The realty tax rate on Woodbury Common Premium Outlets is approximately $5.39 per $100 of assessed value. Estimated 2002 taxes are $3.9 million.

Other Retail Centers

The 30 Other Retail Centers lease approximately 25% of the centers' GLA, or 8% of the OP's total GLA to VF Corporation (Vanity Fair). This tenant is also responsible for approximately 15% of the annualized revenue derived from Other Retail Centers, which constitutes approximately 3% of the OP's total revenues. The OP attempts to mitigate the risk of loss from this tenant by attempting to extend lease expiration dates.

Set forth in the table below is certain property information as of December 31, 2001:

                                               Year            GLA       No. of
Name/Location                                  Opened        (Sq. Ft.)   Stores   Tenants
-------------------------------              -----------     ---------  --------  -------------------------------------

Premium Portfolio:
Woodbury Common Premium Outlets...............   1985          847,000      212   Banana Republic, Brooks Brothers,
 Central Valley, NY (New York City area)                                          Coach, Giorgio Armani, Gucci,
                                                                                  Neiman Marcus Last Call, Polo Ralph
                                                                                  Lauren, Salvatore Ferragamo

Wrentham Village Premium Outlets..............   1997          601,000      158   Barneys New York, Donna Karan,
 Wrentham, MA (Boston/Providence area)                                            Hugo Boss, Kenneth Cole, Nike,
                                                                                  Polo Ralph Lauren, Sony, Versace

Gilroy Premium Outlets........................   1990(1)       577,000      141   Brooks Brothers, Coach, J.Crew, Nike,
 Gilroy, CA (40 miles south of San Jose)                                          Polo Ralph Lauren, Timberland, Tommy Hilfiger,
                                                                                  Versace

North Georgia Premium Outlets.................   1996          537,000      132   Coach, Crate & Barrel, Escada, Liz
 Dawsonville, GA (Atlanta metro area)                                             Claiborne, Polo Ralph Lauren, Tommy
                                                                                  Hilfiger, Williams-Sonoma

Lighthouse Place Premium Outlets..............   1987(1)       491,000      122   Burberry, Coach, Crate & Barrel, Gap,
 Michigan City, IN (50 miles east of Chicago)                                     Liz Claiborne, Polo Ralph Lauren,
                                                                                  Tommy Hilfiger

Desert Hills Premium Outlets..................   1990          475,000      122   Burberry, Coach, Giorgio Armani,
 Cabazon, CA (Palm Springs-Los Angeles)                                           Gucci, Max Mara, Polo Ralph Lauren,
                                                                                  Versace, Zegna

Leesburg Corner Premium Outlets...............   1998          463,000      103   Barneys New York, Kenneth Cole, Liz
  Leesburg, VA (Washington DC area)                                               Claiborne,  Nike, Polo Ralph Lauren,
                                                                                  Williams-Sonoma

Camarillo Premium Outlets.....................   1995          454,000      122   Banana Republic, Barneys New York,
 Camarillo, CA (Los Angeles metro area)                                           Coach, Donna Karan, Nautica, Polo
                                                                                  Ralph Lauren, Versace

Orlando Premium Outlets.......................   2000 (2)      428,000      114   Barneys New York, Coach, Escada,
 Orlando, FL (between Sea World & Epcot)                                          Giorgio Armani, Hugo Boss, Max Mara, Nike,
                                                                                  Polo Ralph Lauren

Waterloo Premium Outlets......................   1995 (1)      392,000      100   Brooks Brothers, Coach, Eddie Bauer,
 Waterloo, NY (Finger Lakes Region)                                               Gap, J. Crew, Jones New York, Liz Claiborne,
                                                                                  Mikasa, Polo Ralph Lauren

Allen Premium Outlets.........................   2000          352,000       81   Barneys New York, Brooks Brothers,
 Allen, TX (20 miles north of Dallas)                                             Cole-Haan, Crate & Barrel, Liz Claiborne,
                                                                                  Polo Ralph Lauren, Tommy Hilfiger

Folsom Premium Outlets........................   1990          299,000       80   Bass, Eddie Bauer, Gap, Kenneth Cole,
 Folsom, CA (Sacramento metro area)                                               Liz Claiborne, Nike, Off 5th-Saks Fifth Avenue

Aurora Premium Outlets........................   1987          297,000       67   Brooks Brothers, Gap, Liz Claiborne,
 Aurora, OH (Cleveland metro area)                                                Off 5th-Saks Fifth Avenue, Polo Ralph Lauren,
                                                                                  Tommy Hilfiger

Clinton Crossing Premium Outlets..............   1996          272,000       66   Barneys New York, Coach, Escada, Gap,
 Clinton, CT(I-95/NY-New England corridor)                                        Kenneth Cole, Liz Claiborne, Polo Ralph
                                                                                  Lauren

Gotemba Premium Outlets.......................   2000 (3)      220,000       78   Brooks Brothers, Coach, Eddie Bauer,
 Gotemba, Japan (60 miles west of Tokyo) (4)                                      Gap, J Crew, L.L.Bean, Nautica, Nike,
                                                                                  Timberland

Waikele Premium Outlets.......................   1997          213,000       51   Banana Republic, Barneys New York,
 Waipahu, HI (Honolulu area)                                                      Brooks Brothers, Guess, Kenneth Cole,
                                                                                  Max Mara

Petaluma Village Premium Outlets..............   1994          196,000       51   Brooks Brothers, Coach, Gap, Jones New
 Petaluma, CA (San Francisco metro area)                                          York, Liz Claiborne, Off 5th-Saks Fifth Avenue

Rinku Premium Outlets.........................   2000 (3)      180,000       71   Brooks Brothers, Coach, Dolce & Gabbana,
 Rinku, Japan (30 miles South of Osaka) (4)                                       Eddie Bauer, Gap, Nautica, Nike, Timberland

Napa Premium Outlets..........................   1994          171,000       49   Barneys New York, J. Crew, Jones New York,
 Napa, CA (Napa Valley)                                                           Kenneth Cole, Nautica, Tommy Hilfiger, TSE

Columbia Gorge Premium Outlets................   1991          164,000       45   Adidas, Bass, Carter's, Gap, Mikasa,
 Troutdale, OR (Portland metro area)                                              Samsonite

Liberty Village Premium Outlets...............   1981          154,000       55   Ellen Tracy, Jones New York, Polo Ralph
 Flemington, NJ (New York-Philadelphia metro area)                                Lauren, Tommy Hilfiger, Timberland,
                                                                                  Waterford Wedgwood

American Tin Cannery Premium Outlets..........   1987          135,000       45   Bass, Geoffrey Beene, Nine West, Reebok,
 Pacific Grove, CA (4) (Monterey Peninsula)                                       Samsonite, WestPoint Stevens

Kittery Premium Outlets.......................   1984(1)       131,000       26   Banana Republic, Coach, Crate & Barrel,
 Kittery, ME (60 miles north of Boston) (4)                                       Polo Ralph Lauren, Reebok

Santa Fe Premium Outlets......................   1993          125,000       38   Brooks Brothers, Coach, Donna Karan,
 Santa Fe, NM                                                                     Jones New York, Liz Claiborne, Van Heusen

Patriot Plaza Premium Outlets.................   1986           77,000       11   Lenox, Polo Ralph Lauren, WestPoint Stevens
 Williamsburg, VA  (Norfolk-Richmond area)

St. Helena Premium Outlets....................   1992           23,000        9   Brooks Brothers, Donna Karan, Coach, Escada
 St. Helena, CA (Napa Valley)

Kittery Premium Outlets (II)..................   2001           21,000        5   Factory Brand Shoes
 Kittery, ME (60 miles north of Boston)

Other Retail Centers:
Factory Stores at Vacaville...................   2001          447,000      107   Adidas, Carter's, Eddie Bauer, Gap,
 Vacaville, CA                                                                    Mikasa, Nike, OshKosh B' Gosh, Reebok

Carolina Outlet Center........................   2001          443,000       51   Brooks Brothers, Gap, Liz Claiborne,
 Smithfield, NC (4)                                                               Nike, Polo Ralph Lauren, Tommy Hilfiger

Factory Shoppes at Branson Meadows............   2001          287,000       44   Dress Barn, Easy Spirit, Speigel,
 Branson, MO                                                                      VF Factory Outlet

Factory Stores at North Bend .................   2001          223,000       49   Adidas, Eddie Bauer, Bass, Carters,
 North Bend, WA                                                                   Nike,  Oshkosh B'Gosh, Samsonite

Factory Stores of America.....................   2001          184,000       31   Adidas, Dress Barn, Samsonite,
 Draper, UT                                                                       VF Factory Outlet

Factory Stores of America.....................   2001          177,000       27   Bass, Dress Barn, Levi's, Van Heusen
 Georgetown, KY

Factory Stores of America.....................   2001          176,000       43   Bass, Levi's, Van Heusen, West Point Stevens
 La Marque, TX

Factory Stores of America ....................   2001          167,000       30   Bass, Dress Barn, Fieldcrest Cannon,
 Mesa, AZ                                                                         Samsonite, VF Factory Outlet

North Ridge Shopping Center...................   2001          165,000       33   Ace Hardware, Kerr Drugs, Winn Dixie
 North Ridge, Raleigh, NC

Factory Stores of America ....................   2001          151,000       30   Bass, Corning Revere, Fieldcrest Canon,
 Crossville, TN                                                                   VF Factory Outlet, Van Heusen

Mac Gregor Village............................   2001          142,000       45   Spa Health Club, Tuesday Morning
 Cary, NC

Factory Stores of America.....................   2001          133,000       16   L'eggs/Hanes/ Bali/ Playtex,
 Tri-Cities, TN                                                                   Tri-Cities Cinemas

Factory Stores of America.....................   2001          131,000       18   Bass, Easy Spirit, VF Factory Outlet,
 Iowa, LA (4)                                                                     Van Heusen

Factory Stores of America.....................   2001          129,000       12   Banister Shoes, VF Factory Outlet,
 Tupelo, MS                                                                       Van Heusen

Factory Stores of America.....................   2001          127,000       20   Book Warehouse, Banister Shoes, Samsonite,
 Tucson, AZ                                                                       VF Factory Outlet

Dare Center....................................  2001          115,000       15   Fashion Bug, Food Lion
 Kill Devil, NC (4)

Factory Stores of America......................  2001          112,000       17   Dress Barn, Factory Brand Shoes,
Story City, IA                                                                    VF Factory Outlet, Van Heusen

Factory Stores of America......................  2001          105,000       18   Banister Shoes, Paper Factory, VF
 Boaz, AL (4)                                                                     Factory Outlet

Factory Stores of America......................  2001           91,000       10   VF Factory Outlet
 West Frankfort, IL

Factory Stores of America......................  2001           90,000       11   Bass, Dress Barn, VF Factory Outlet,
 Arcadia, LA                                                                      Van Heusen

Factory Stores of America......................  2001           90,000       10   Bass, Dress Barn, VF Factory Outlet
 Nebraska City, NE

Factory Stores of America.....................   2001           86,000       13   Dress Barn, VF Factory Outlet
 Lebanon, MO

Factory Stores of America.....................   2001           84,000       13   Factory Brand Shoes, VF Factory Outlet,
 Graceville, FL                                                                   Van Heusen

Factory Stores of America.....................   2001           64,000        4   VF Factory Outlet
 Corsicana, TX

Factory Stores of America.....................   2001           64,000        4   Banister Shoes, VF Factory Outlet
 Hanson, KY

Factory Stores of America.....................   2001           64,000        3   VF Factory Outlet
 Hempstead, TX

Factory Stores of America.....................   2001           64,000        4   VF Factory Outlet
 Livingston, TX

Factory Stores of America.....................   2001           64,000        4   VF Factory Outlet
 Mineral Wells, TX

Factory Stores of America.....................   2001           60,000        4   Bass, VF Factory Outlet
 Union City, TN

Factory Stores of America.....................   2001           44,000       11   Levi's, L'eggs/ Hanes/ Bali/ Playtex
 Lake George, NY                                            -----------  ------

   Total......................................              12,574,000    2,851
                                                            ===========  ======

Notes to Property Data:

(1)	49%-interest through a joint venture with Fortress Registered Investment Trust
(2)	50%-owned through a joint venture with Simon Property Group, Inc.
(3)	40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation
(4)	Property held under long term land lease expiring as follows: Kittery Premium Outlets, October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; American Tin Cannery Premium Outlets, December 2004; Factory Stores of America at Smithfield (87,000 sq. ft), January 2029; Factory Stores of America at Iowa, September 2087; Factory Stores of America at Boaz, January 2007; Dare Center, September 2058

The OP rents approximately 36,000 square feet of office space in its headquarters facility in Roseland, New Jersey; approximately 5,600 square feet at Chelsea Interactive's office in Reston, Virginia; 3,500 square feet at its office in New York; and 2,000 square feet at its office in Mission Viejo, California.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Matters

None.

PART II

Item 6: Selected Financial Data

CPG Partners, L.P.
(In thousands except per unit, and number of centers)

                                                                             Year Ended December 31,
                                                           ---------------------------------------------------------
  Operating Data:                                             2001         2000         1999        1998      1997
  ---------------                                             ----       ---------    ---------   ---------  -------

  Rental revenue...........................................  $145,278     $125,824    $114,485    $99,976    $81,531
  Total revenues...........................................   206,855      179,903     162,618    139,315    113,417
  Loss on writedown of assets..............................         -            -         694     15,713          -
  Total expenses...........................................   150,640      123,876     114,676     98,166     78,262

  Income from unconsolidated investments ..................    15,642        6,723         308          -          -
  Loss from Chelsea Interactive ...........................    (5,337)      (2,364)          -          -          -
  Income before minority interest and
      extraordinary item...................................    66,520       60,386      47,556     25,436     35,155

  Minority interest........................................         -            -           -          -       (127)

  Income before extraordinary item.........................    66,520       60,386      47,556     25,436     35,028

  Extraordinary item - loss on retirement of debt..........         -            -           -       (345)      (252)

  Net income...............................................    66,520       60,386      47,556     25,091     34,776

  Preferred distribution...................................   (10,036)     (10,036)     (6,137)    (4,188)      (907)

  Net income available to common unitholders...............   $56,484      $50,350     $41,419    $20,903    $33,869

  Net income per common unit:
     General partner (including $0.02 net loss per unit
     for extraordinary item in 1998).......................        $2.83     $2.61       $2.17      $1.11      $1.88
     Limited partner (including $0.02 net loss per unit
     for extraordinary item in 1998).......................        $2.79     $2.61       $2.16      $1.09      $1.87

  Ownership Interest:
  General partner..........................................    16,839       15,940      15,742     15,440     14,605
  Limited partners.........................................     3,179        3,356       3,389      3,431      3,435
                                                             --------     ---------   ---------  ---------  ---------
  Weighted average units outstanding.......................    20,018       19,296      19,131     18,871     18,040

  Balance Sheet Data:
  Rental properties before accumulated depreciation........$1,127,906     $908,344    $848,813   $792,726   $708,933
  Total assets............................................. 1,099,308      901,314     806,055    773,352    688,029
  Total liabilities  ......................................   624,246      528,752     426,198    450,410    342,106
  Partners' capital........................................   475,062      372,562     379,857    322,942    345,923
  Distributions declared per common unit...................     $3.12        $3.00       $2.88      $2.76      $2.58

  Other Data:
  Funds from operations available to common unitholders (1)  $108,862      $93,556     $79,980    $67,994    $57,417
  Cash flows from:
     Operating activities..................................  $121,723     $106,658     $87,502    $78,731    $56,594
     Investing activities..................................  (112,551)    (121,479)    (77,490)  (119,807)  (199,250)
     Financing activities..................................    (2,604)      23,995     (10,781)    36,169    143,308

  GLA at end of period (2).................................    12,574        8,159       5,216      4,876      4,308
  Weighted average GLA (3).................................     9,349        5,703       4,995      4,614      3,935
  Centers in operation at end of the period................        57           27          19         19         20
  New centers opened.......................................         -            4           -          1          1
  Centers expanded.........................................         1            3           4          7          5
  Center sold..............................................         1            1           1          -          -
  Centers held for sale....................................         -            -           1          2          -
  Centers acquired.........................................        31            4           -          -          1

Notes to Selected Financial Data:

1)	The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions. See Management's Discussion and Analysis for definition of FFO.
2)	Includes seven centers containing 2.4 million square feet of GLA in which the OP has a joint venture interest.
3)	GLA weighted by months in operation.

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

General Overview

At December 31, 2001 the OP operated 57 centers, compared to 27 and 19 at the end of 2000 and 1999, respectively. Between January 1, 2001 and December 31, 2001, the OP added approximately 4.4 million square feet of GLA to its portfolio as a result of acquiring 30 Other Retail Centers and one Premium Outlet Center comprising 4.3 million square feet of GLA and expanding one existing wholly-owned center by 146,000 square feet. The OP also sold a 35,000 square foot center in Mammoth, California in October 2001.

From January 1, 1999 to December 31, 2001, the OP grew by increasing rents at its operating centers, opening four new centers, expanding six centers and acquiring thirty-five centers. Increasing rents at operating centers resulted in base and percentage rent revenue growth of $18.8 million. The opening of one wholly-owned new center and expansion of six wholly-owned centers increased base and percentage rent revenues by $3.7 million and $13.4 million, respectively, during the three year period ended December 31, 2001. The acquisition of 31 retail centers (exclusive of the four centers in which the OP acquired a 49% interest) increased base and percentage rent revenues by $9.4 million during the three year period ended December 31, 2001. Income from unconsolidated investments aggregated $22.7 million during the three year period ended December 31, 2001 increasing from $0.3 million in 1999 to $15.6 million in 2001 primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000. The OP operated gross leasable area at December 31, 2001 and 2000 of 12.6 million square feet and 8.2 million square feet, respectively, including wholly and partially-owned GLA, compared to 5.2 million square feet of wholly-owned GLA at December 31, 1999. The 7.7 million square feet ("sf") of net GLA added during the three year period is detailed as follows:

                                                             Since
                                                            January
                                                            1, 1999        2001       2000        1999
                                                           -----------  --------   ----------    ---------
Changes in GLA (sf in 000's):

New centers developed:
     Allen Premium Outlets.............................        206             -       206          -
     Orlando Premium Outlets (50%-owned) ..............        428             -       428          -
     Gotemba Premium Outlets (40%-owned) ..............        220             -       220          -
     Rinku Premium Outlets (40%-owned) ................        180             -       180          -
                                                           --------     --------    ---------    ----------

Total new centers......................................      1,034             -     1,034          -

Centers expanded:
     Allen Premium Outlets.............................        146           146         -          -
     Wrentham Village..................................        247             -       127        120
     Leesburg Corner...................................        193             -       138         55
     Folsom Premium Outlets............................         54             -        54          -
     North Georgia Premium Outlets.....................        103             -         -        103
     Camarillo Premium Outlets.........................         45             -         -         45
     Other.............................................         20             4        (1)        17
                                                           --------     --------    ---------    ----------
Total centers expanded.................................        808           150       318        340

Centers acquired:
     Gilroy Premium Outlets (49%-owned)................        577             -       577          -
     Lighthouse Place Premium Outlets(49%-owned)               491             -       491          -
     Waterloo Premium Outlets (49%-owned)..............        392             -       392          -
     Kittery Premium Outlets I  (49%-owned) ...........        131             -       131          -
     Kittery Premium Outlets II (1)....................         21            21         -          -
     Other Retail Centers (2)..........................      4,279         4,279         -          -
                                                           --------     --------    ---------    ----------
Total centers acquired.................................      5,891         4,300     1,591          -

Center sold:
     Mammoth Premium Outlet............................        (35)          (35)         -          -
                                                           --------     --------    ---------    ----------

Net GLA added during the period........................      7,698         4,415     2,943        340

Other Data:
GLA at end of period...................................                   12,574     8,159      5,216
Weighted average GLA...................................                    9,349     5,703      4,995
Centers in operation at end of period..................                       57        27         19
New centers opened.....................................                        -         4          -
Centers expanded......................................                         1         3          4
Centers sold..........................................                         1         1          1
Centers acquired......................................                        31         4          -
(1)	Acquired in the September 25, 2001 Konover transaction and formerly Factory Stores of America at Kittery.
(2)	Acquired in the September 25, 2001 Konover transaction and excludes Vegas Pointe Plaza which was repurchased by Konover on December 3, 2001.

The OP's domestic Premium Outlet Centers produced weighted average reported tenant sales of approximately $379 per square foot in 2001, $400 per square foot in 2000 (excluding the four 49%-owned centers acquired on December 22, 2000), and $377 per square foot in 1999. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

One of the OP's centers, Woodbury Common Premium Outlets, generated approximately 21%, 23% and 24% of the OP's total revenue for the years 2001, 2000 and 1999 respectively. In addition, approximately 28% of the OP's revenues for the years ended December 31, 2001 and 2000 and 30% for the year ended December 31, 1999, were derived from the OP's centers in California.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues. VF Corporation occupied 8% of the OP's total GLA at December 31, 2001 and was the only tenant that occupied more than 5% of GLA at year end. In view of these statistics and the OP's past success in re-leasing available space, the OP believes that the loss of any individual tenant would not have a significant effect on future operations.

The discussion below is based upon operating income before minority interest. The minority interest in net income varies from period to period as a result of changes in Operating Partnership interests.

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

Income before interest, depreciation and amortization increased $30.0 million, or 22.7%, to $162.0 million in 2001 from $132.0 million in 2000. This increase was primarily the result of expansions and new center openings during the latter part of 2000, higher rents on releasing and renewals during 2001, income from unconsolidated investments that commenced operations in the latter part of 2000 and the September 25, 2001 acquisition of 31 retail centers. These increases were partially offset by the loss from Chelsea Interactive, and increases in interest and operating and maintenance expenses. Income before interest expense increased $18.6 million to $103.4 million in 2001 from $84.8 million in 2000 due to the addition of GLA while stabilizing overhead costs. Base rentals increased $19.1 million, or 17.7%, to $127.2 million in 2001 from $108.1 million in 2000 due to expansions of wholly-owned centers and a new center opening in 2000, higher average rents and the acquisition of the 31 retail centers in September 2001. Base rental revenue per weighted average square foot in the Premium Portfolio increased to $20.39 in 2001 from $20.23 in 2000 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $0.3 million, or 2.0%, to $18.0 million in 2001 from $17.7 million in 2000 primarily due to the acquisition of the 31 retail centers in 2001. Percentage rents per weighted average square foot on the OP's wholly-owned centers decreased to $2.60 in 2001 from $3.31 in 2000. The decrease is due to much lower sales per square foot from the Other Retail Centers acquired in September 2001. The OP's wholly-owned Premium Portfolio's percentage rents per weighted average square foot decreased to $3.08 in 2001 from $3.31 in 2000 due to changes of some tenants from overage to base rents and lower sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.5 million, or 14.6%, to $50.6 million in 2001 from $44.1 million in 2000, due to the recovery of operating and maintenance costs from increased GLA. Excluding the 31 retail centers acquired in 2001, on a weighted average square foot basis, expense reimbursements increased 0.7% to $8.32 in 2001 from $8.26 in 2000. The average recovery of reimbursable expenses for the wholly-owned Premium Portfolio was 90.8% in 2001 compared to 90.0% in 2000. The average recovery of reimbursable expense for the Other Retail Centers was 51.1% in 2001.

Other income increased $1.0 million to $11.0 million in 2001 from $10.0 million in 2000. The increase was due to increased interest and ancillary income, partially offset by lower pad sale gains in 2001 versus 2000.

Operating and maintenance expenses increased $8.8 million, or 18.0%, to $57.8 million in 2001 from $49.0 million in 2000. The increase was primarily due to costs related to increased GLA and the acquisition of the 31 new retail centers. Excluding the 31 retail centers acquired in 2001, on a weighted average square foot basis, operating and maintenance expenses decreased to $9.16 in 2001 from $9.17 in 2000.

Depreciation and amortization expense increased $5.6 million to $48.6 million in 2001 from $43.0 million in 2000. The increase was due to depreciation of expansions of wholly-owned and new centers opened in 2000 and the acquisition of the 31 retail centers in September 2001.

General and administrative expenses were $4.6 and $4.8 million in 2001 and 2000, respectively.

Other expenses were $2.8 million and $2.7 million in 2001 and 2000, respectively. Increased 2001 bad debt and legal expenses were greater than the non-recurring write-off of development costs related to inactive projects in 2000.

Income from unconsolidated investments increased $8.9 million to $15.6 million in 2001 from $6.7 million in 2000. This resulted from full years results of equity-in-earnings and fees earned from joint venture investments that were opened or acquired in the latter part of 2000.

The loss from Chelsea Interactive was $5.3 million in 2001 and $2.4 million in 2000. The increase was due to a full year of operations in 2001 versus a partial year in 2000.

Interest, in excess of amounts capitalized, increased $12.4 million to $36.9 million in 2001 from $24.5 million in 2000, due to higher debt balances from acquisitions and lower construction activity in 2001.

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

Income before interest, depreciation and amortization increased $19.8 million, or 17.7%, to $132.0 million in 2000 from $112.2 million in 1999. This increase was primarily the result of expansions and new center openings, higher rents on releasing and renewals during 2000 and 1999 and income from unconsolidated investments that commenced operations in the latter part of 2000. These increases were partially offset by the loss from Chelsea Interactive and increases in operating and maintenance expenses. Income from operations increased $8.8 million, or 18.5%, to $56.0 million in 2000 from $47.2 million in 1999. Increased revenues from expansions of wholly-owned centers and new center openings in 2000 and 1999 were offset by increases in operating and maintenance expenses and depreciation expense due to the expansions and new center openings.

Base rentals increased $9.3 million, or 9.3%, to $108.1 million in 2000 from $98.8 million in 1999 due to expansions of wholly-owned centers, a new center opening in 2000 and higher average rents. Base rental revenue per weighted average square foot increased to $20.23 in 2000 from $19.79 in 1999 as a result of higher rental rates on new leases and renewals.

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

Depreciation and amortization expense increased $3.3 million to $43.0 million in 2000 from $39.7 million in 1999. The increase was due to depreciation of expansions of wholly-owned and new centers opened in 2000 and 1999.

General and administrative expenses were $4.8 million in 2000 and 1999 due to stabilized overhead costs.

Other expenses increased $0.6 million to $2.7 million in 2000 from $2.1 million in 1999. The increase was primarily due to the write-off of development costs related to inactive projects in 2000.

The loss on write down of assets of $0.7 million in 1999 was attributable to the re-valuation of a center held for sale at its estimated fair value.

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

Interest, in excess of amounts capitalized, increased $0.3 million to $24.5 million in 2000 from $24.2 million in 1999, due to higher interest rates in 2000 that were offset by higher average debt balances in 1999.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001 and scheduled openings of approximately 127,000 square feet in 2002, representing additional phases of three existing centers (57,000 square feet) and Rinku Premium Outlets (70,000 square feet). As of December 31, 2001, the OP has adequate funding sources to complete and open all current development projects, including those of its e-commerce affiliate, Chelsea Interactive, Inc. This will be accomplished with available cash of $24.6 million and $160 million available under the senior unsecured bank line of credit (the "Senior Credit Facility"). The OP also has the ability to access the public markets through the Company's $450 million debt shelf registration and its $185 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with the Company's REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive.

Common distributions declared and recorded in 2001 were $62.8 million, or $3.12 per share or unit. The OP's dividend payout ratio as a percentage of net income before depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 57.7%. The Senior Credit Facility limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP's ratio of earnings-to-fixed charges for each of the three years ended December 31, 2001, 2000 and 1999 was 2.6, 2.6 and 2.5, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and before fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

The OP has a $160 million Senior Credit Facility and has an annual right to request a one-year extension that may be granted at the option of the lenders. The Senior Credit Facility was extended until March 30, 2004. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (4.21% at December 31, 2001) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2001, the entire $160 million of the Senior Credit Facility was available.

During the year ended December 31, 2001, the OP acquired 31 retail centers, completed a new unsecured debt financing transaction totaling $150 million, and repaid $100 million unsecured term notes and $65.2 million mortgage loan assumed in the Konover acquisition. The OP's balance sheet was significantly enhanced by two common stock offerings in 2001 by the Company, the first in August and the second in October that aggregated 2.5 million new common shares and net proceeds of $110 million. These proceeds plus cash on hand were more than sufficient to fund the closing of the Konover transaction and pay-off the assumed $65.2 million mortgage loan, which the OP was obligated to pre-pay in December 2001.

In February 2002 the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share using available cash of $6.4 million.

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

Development activity for real estate operations as of December 31, 2001 includes additional phases of three existing centers, totaling 57,000 square feet scheduled to open in mid-2002, and the 70,000 square foot second phase of Rinku Premium Outlets, located outside Osaka, Japan, scheduled to open in March of 2002. The OP is also in the predevelopment stage of domestic projects outside Las Vegas, NV scheduled to open in the fall of 2003; Chicago, IL scheduled to open in late 2003; and Seattle, WA scheduled to open in 2004; and an international project north of Toyko in Sano scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There is additional new center development planned and one new European project is under construction and expected to open in Spring 2003. In 2001, the OP sold a portion of its Bicester Village holding to a third party, for a gain of $1.8 million. The OP's total investment in Europe as of December 31, 2001 was $3.7 million. The OP has also agreed to provide up to $24.1 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC, to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November, 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In October 2001 the guarantee was increased to $24.1 million from $22.0 million until April 2002. The OP received $2.1 million in restricted cash collateral for this short-term increase, which will revert back to Value Retail in April 2002.

The 50/50 Orlando Premium Outlets joint venture with Simon Property Group, Inc. has a $58.5 million construction loan (maximum commitment of $62.0 million) that originally matured in February 2002 and which was recently extended to August 2002. The loan, which has three additional six month extension options, bears interest at LIBOR plus 1.30% (3.32% at December 31, 2001). The loan is 10% guaranteed by each of the OP and Simon as of December 31, 2001.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (approximately US $35.0 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.45% at December 31, 2001) and matures April 2002 and has two one-year extensions. At December 31, 2001, 1.08 billion yen (approximately US $8.2 million) was outstanding under the line of credit. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.9 million) loan with a Japanese bank to fund construction costs. As of December 31, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by two operating properties and is 40% guaranteed by the OP. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002. Funding for such construction is anticipated to be through partner loans or a loan with a Japanese bank.

In July 2000, the OP developed an e-commerce venture through its affiliate, Chelsea Interactive. The OP's investment in this venture was approximately $43 million at December 31, 2001. The Company's Board of Directors has approved funding up to $60.0 million that is expected to be provided from operating cash flow over the next several years. The OP anticipates funding approximately $10 to $15 million of development costs during the next twenty four months, however there can be no assurance that future revenue will be adequate to recover the OP's investment.

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

Net cash provided by operating activities was $121.7 million and $106.7 million for the years ended December 31, 2001 and 2000, respectively. The increase was primarily due to the growth of the OP's GLA to 12.6 million square feet in 2001 from 8.2 million square feet in 2000. Net cash used in investing activities decreased $8.9 million for the year ended December 31, 2001 compared to the corresponding 2000 period, as a result of decreased joint venture investing activity, proceeds from sale of a center and partial sale of a joint venture investment offset by the acquisition of the 31 retail centers. For the year ended December 31, 2001, net cash provided by financing activities decreased by $26.6 million compared to the corresponding period in 2000 as a result of reduced borrowing and increased debt repayments offset by offerings of the Company's common stock.

Net cash provided by operating activities was $106.7 million and $87.5 million for the years ended December 31, 2000 and 1999, respectively. The increase was primarily due to the growth of the OP's GLA to 8.2 million square feet in 2000 from 5.2 million square feet in 1999. Net cash used in investing activities increased $41.9 million for the year ended December 31, 2000 compared to the corresponding 1999 period, as a result of $40.0 million investments in various joint ventures and Chelsea Interactive. For the year ended December 31, 2000, net cash provided by financing activities increased by $34.8 million primarily due to higher net borrowings during 2000 offset in part by an increase in distributions of $7.1 million in 2000 and the sale of preferred units and common stock in 1999. Borrowings were used to invest in joint ventures and fund center expansions and developments.

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

                                                                           Year Ended December 31,
                                                                        2001          2000          1999
                                                                   ------------  ------------  -------------

Income available to common unitholders ........................      $56,484       $50,350       $41,419
Add:
  Depreciation and amortization-wholly-owned...................       48,554        42,978        39,716
  Depreciation and amortization-joint ventures................         5,964         2,024             -
  Amortization of deferred financing costs and  depreciation
    of non-rental real estate assets...........................       (1,807)       (1,796)       (1,849)
 Gain (loss) on sale or write down of assets...................         (333)            -           694
                                                                   ------------  ------------  -------------
FFO............................................................     $108,862       $93,556       $79,980
                                                                   ============  ============  =============
Average units outstanding......................................       20,018        19,296        19,131
Dividends declared per unit....................................        $3.12         $3.00         $2.88

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The adoption of these statements will have no impact on the OP's results of operations or its financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The OP does not expect this pronouncement to have a material impact on the OP's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the OP for the year ending December 31, 2002. The OP does not expect this pronouncement to have a material impact on the OP's results of operations or financial position.

Critical Accounting Policies and Estimates

The OP's discussion and analysis of its financial condition and results of operations are based upon the OP's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the OP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The OP bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The OP believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Foreign Exchange Exposure

From time to time, the OP may enter into hedging contracts to protect against fluctuations in foreign exchange rates. Receivables from Chelsea Japan are recorded in the accompanying financial statements at the exchange rate on the date of valuation. Significant changes in the exchange rate may result in changes to the receivable realized.

Valuation of Investments

The OP reviews its investments in unconsolidated affiliates for impairment wherever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The OP recorded a $1.2 million loss in 2001 for an impairment writedown of its investment in an outlet center in Guam.

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

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000 a wholly-owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 5.7625% fixed rate plus the 1.50% spread results in a fixed interest rate of 7.2625% until January 1, 2006. At December 31, 2001 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $0.3 million annually.

Following is a summary of the OP's debt obligations at December 31, 2001 (in thousands):

                                             Expected Maturity Date
                        -------------------------------------------------------------
                           2002      2003       2004      2005    2006    Thereafter   Total     Fair Value
                           ----      ----       ----      ----    ----    ----------   -----     ----------
Fixed Rate Debt:              -         -          -   $49,892       -    $395,830    $445,722    $459,970
Average Interest Rate:        -         -          -     8.38%       -       7.88%        7.93%
Variable Rate Debt:           -   $29,531     $5,034         -       -    $68,250     $102,816    $102,816
Average Interest Rate:        -     3.33%      4.21%         -       -      5.56%        4.85%

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the OP for the years ended December 31, 2001, 2000 and 1999 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The Operating Partnership does not have any directors, executive officers or stock authorized, issued or outstanding. If the information were required it would be identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2002 Annual Meeting. Such information is incorporated by reference in the Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1999 ("1999 10-K").

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) ("S-11").

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997 ("1997 10-K").

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Term Loan Agreement dated November 3, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A., individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998 ("1998 10-K").

10.3	Credit Agreement dated March 30, 1998 among Chelsea GCA Realty Partnership, L.P., BankBoston, N.A, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.3 to 1998 10-K.

10.4	Limited Liability Company Agreement of Simon/Chelsea Development Co., L.L.C. dated May 16, 1997 between Simon DeBartolo Group, L.P. and Chelsea GCA Realty Partnership, L.P. Incorporated by reference to Exhibit 10.3 to 1997 10-K.

10.5	Contribution Agreement by and among an institutional investor and Chelsea GCA Realty Partnership, L.P. and Chelsea GCA Realty, Inc. dated September 3, 1999. Incorporated by reference to Exhibit 10.8 to 1999 10-K.

10.6	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.7	Agreement for Purchase and Sale of Assets dated December 22, 2000. Incorporated by reference to Exhibit 2.1 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.8	Limited Liability Company Agreement of F/C Acquisition Holdings LLC. Incorporated by reference to Exhibit 2.2 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.9	Agreement for Purchase and Sale of Assets dated July 12, 2001. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred on September 25, 2001.

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate schedule of this report.

Item 8, Item 14(a)(1) and (2) and Item 14(d)

(a)1. Financial Statements

Consolidated Financial Statements–CPG Partners, L.P.	Form 10-K Report Page

Report of Independent Auditors Consolidated Balance Sheets as of December 31, 2001 and 2000	F-1 F-2
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-23

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

To the Owners
CPG Partners, L.P.

We have audited the accompanying consolidated balance sheets of CPG Partners, L.P. as of December 31, 2001 and 2000, and the related consolidated statements of income, partner's capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the management of CPG Partners, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPG Partners, L.P. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
New York, New York
February 15, 2002

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                      December 31,
                                                                                  2001             2000
                                                                            -------------    ------------
Assets
Rental properties:
     Land..................................................................    $160,458       $ 118,238
     Depreciable property..................................................     967,448         790,106
                                                                            -------------    ------------
Total rental property......................................................   1,127,906         908,344
Accumulated depreciation...................................................    (217,462)       (175,692)
                                                                            -------------    ------------
Rental properties, net.....................................................     910,444         732,652
Cash and cash equivalents..................................................      24,604          18,036
Restricted cash - escrows..................................................       3,347               -
Investments in unconsolidated affiliates...................................      93,689          91,629
Notes receivable-related parties...........................................       3,281           2,216
Deferred costs, net........................................................      22,534          14,886
Other assets...............................................................      41,409          41,895
                                                                            ------------     ------------
Total assets...............................................................   $1,099,308      $ 901,314
                                                                            =============    ============
Liabilities and partners' capital
Liabilities:
     Unsecured bank debt...................................................     $ 5,035        $ 35,035
     Unsecured notes.......................................................     373,294         324,542
     Mortgage debt.........................................................     170,209          90,776
     Construction payables.................................................       8,001          10,001
     Accounts payable and accrued expenses.................................      47,039          43,507
     Obligation under capital lease........................................       2,141           2,714
     Accrued distribution payable..........................................       3,851           3,910
     Other liabilities.....................................................      14,676          18,267
                                                                            -------------    ------------
Total liabilities..........................................................     624,246         528,752

Commitments and contingencies

Partners' capital:
General partner units outstanding, 18,770 in 2001 and 15,957 in 2000.......     362,402         271,482
Limited partners units outstanding 3,150 in 2001 and 3,353 in 2000.........      52,825          37,888
Preferred partners units outstanding, 1,300 in 2001 and 2000...............      63,315          63,315
Accumulated other comprehensive loss ......................................      (3,480)           (123)
                                                                            -------------    ------------
Total partners' capital....................................................     475,062         372,562
                                                                            -------------    ------------
Total liabilities and partners' capital....................................  $1,099,308       $ 901,314
                                                                            =============    ============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

                                                                      Year ended December 31,
                                                                  2001               2000              1999
                                                        ---------------    ---------------   ----------------

Revenues:
     Base rent.....................................           $127,229           $108,123           $98,838
     Percentage rent...............................             18,049             17,701            15,647
     Expense reimbursements........................             50,559             44,116            39,748
     Other income..................................             11,018              9,963             8,385
                                                        ---------------    ---------------   ----------------
Total revenues.....................................            206,855            179,903           162,618

Expenses:
     Operating and maintenance......................            57,791             48,992            43,771
     Depreciation and amortization..................            48,554             42,978            39,716
     General and administrative.....................             4,611              4,784             4,853
     Other..........................................             2,819              2,663             2,128
                                                        ---------------    ---------------   ----------------
Total expenses......................................           113,775             99,417            90,468

Income before unconsolidated investments and
interest expense ...................................            93,080             80,486            72,150

Income from unconsolidated investments.............             15,642              6,723               308
Loss from Chelsea Interactive......................             (5,337)            (2,364)                -
Loss on writedown of assets........................                  -                  -              (694)
Interest expense....................................           (36,865)           (24,459)          (24,208)
                                                        ---------------    ---------------   ----------------

Net income                                                      66,520             60,386            47,556
Preferred unit requirement..........................           (10,036)           (10,036)           (6,137)
                                                        ---------------    ---------------   ----------------
Net income available to common unitholders..........           $56,484            $50,350           $41,419
                                                        ===============    ===============   ================

Net income to common unitholders:
     General partner................................           $47,626            $41,592           $34,093
     Limited partners...............................             8,858              8,758             7,326
                                                        ---------------    ---------------   ----------------
Total...............................................           $56,484           $ 50,350           $41,419
                                                        ===============    ===============   ================

Net income per common unit:
     General partner ...............................            $2.83              $2.61             $2.17
     Limited partners...............................            $2.79              $2.61             $2.16

Weighted average units outstanding:
     General partner................................            16,839             15,940            15,742
     Limited partners...............................             3,179              3,356             3,389
                                                        ---------------    ---------------   ----------------
Total...............................................            20,018             19,296            19,131
                                                        ===============    ===============   ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Partners' Capital
(In thousands)

                                                                                            Accum.
                                                    General        Limited     Preferred    Other         Total
                                                   Partner's      Partners'    Partner's    Comp.         Partners'
                                                    Capital        Capital      Capital     Loss          Capital
                                                   -------------------------------------------------------------------

Balance December 31, 1998.......................      $280,391        $42,551          $ -       $ -       $322,942
Contributions (net of costs)....................         7,335              -       63,315         -         70,650
Net income......................................        38,281          9,275            -         -         47,556
Common distributions............................       (45,426)        (9,728)           -         -        (55,154)
Preferred distribution..........................        (4,188)        (1,949)           -         -         (6,137)
Transfer of a limited partners' interest........           903           (903)           -         -              -
                                                     -----------    -----------    ---------  ---------   ------------

Balance December 31, 1999........................      277,296         39,246       63,315         -        379,857
Net income......................................        45,780         14,606            -         -         60,386
Other comprehensive income......................
     Foreign currency translation...............             -              -            -      (123)          (123)
                                                                                                          ------------
Total comprehensive income......................                                                             60,263
                                                                                                          ------------

Common distributions............................       (47,823)       (10,068)           -         -        (57,891)
Preferred distribution..........................        (4,188)        (5,848)           -         -        (10,036)
Contributions (net of costs)....................           369              -            -         -            369
Transfer of a limited partners' interest........            48            (48)           -         -              -
                                                     -----------    -----------    ---------  ---------   ------------

Balance December 31, 2000.......................       271,482         37,888       63,315      (123)       372,562

Net income......................................        51,814         14,706            -         -         66,520
Other comprehensive income......................
     Foreign currency translation...............             -              -            -      (252)          (252)
     Interest rate swap.........................             -              -            -    (3,105)        (3,105)
                                                                                                          -------------
Total comprehensive income......................                                                             62,893
                                                                                                          -------------

Common distributions............................       (52,939)        (9,839)           -         -        (62,778)
Preferred distribution..........................        (4,188)        (5,848)           -         -        (10,036)
Contributions (net of costs)....................       112,151              -            -         -        112,151
Revaluation of limited partners' interests......       (18,209)        18,209            -         -              -
Transfer of a limited partners' interest........         2,291         (2,291)           -         -              -
                                                     -----------    -----------    ---------  --------    -------------
Balance December 31, 2001.......................      $362,402        $52,825      $63,315   ($3,480)      $475,062
                                                     ===========    ===========    =========  =========   =============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
(In thousands)

                                                                             Year ended December 31,
                                                                      2001              2000               1999
                                                              ---------------   ----------------   ---------------
 Cash flows from operating activities
 Net income..................................................      $66,520           $60,386            $47,556
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization..........................       48,554            42,978             39,716
      Gain (loss) on write down of assets....................         (333)                -                694
      Equity in earnings of unconsolidated investments
           in excess of distributions received...............       (2,215)           (1,375)               (88)
      Loss from Chelsea Interactive..........................        5,337             2,364                  -
      Write-off of development costs.........................            -               869                  -
      Proceeds from non-compete receivable...................        4,600             4,600              4,600
      Amortization of non-compete revenue....................       (5,136)           (5,136)            (5,136)
      Additions to deferred lease costs......................       (1,869)           (2,708)            (2,771)
      Other operating activities.............................         (570)             (531)               511
      Changes in assets and liabilities:
       Straight-line rent receivable.........................       (1,761)           (1,536)            (1,554)
       Other assets..........................................          965            (5,995)            (3,076)
       Due from affiliates...................................       (1,924)           (2,878)                 -
       Accounts payable and accrued expenses.................        9,555            15,620              7,050
                                                              ---------------   ----------------   ---------------
 Net cash provided by operating activities...................      121,723           106,658             87,502

 Cash flows from investing activities
 Additions to rental properties..............................     (103,521)          (59,980)           (62,119)
 Proceeds from sale of center................................        7,100             3,372              4,483
 Additions to investments in unconsolidated                        (14,763)          (64,837)           (21,388)
 affiliates.................................................
 Distributions from investments in unconsolidated
     affiliates in excess of earnings........................        5,079                 -                  -
 Proceeds from sale of investment in unconsolidated
     affiliates .............................................        2,839                 -                  -
 Loans to related parties....................................       (2,750)               (3)            (2,213)
 Payments from related parties...............................        1,685                 -              4,500
 Additions to deferred development costs.....................       (8,220)              (31)              (753)
                                                              ---------------   ----------------   ---------------
 Net cash used in investing activities.......................     (112,551)         (121,479)           (77,490)

 Cash flows from financing activities
 Debt proceeds...............................................      177,538           246,526             49,000
 Repayments of debt..........................................     (217,318)         (151,750)           (69,000)
 Distributions...............................................      (72,873)          (67,830)           (60,752)
 Additions to deferred financing costs.......................       (2,102)           (3,320)              (679)
 Net proceeds from sale of common units......................      112,151               369              7,335
 Net proceeds from sale of preferred units...................            -                 -             63,315
                                                              ---------------   ----------------   ---------------
 Net cash (used in) provided by financing activities.........       (2,604)           23,995            (10,781)

 Net increase (decrease) in cash and cash equivalents........        6,568             9,174               (769)
 Cash and cash equivalents, beginning of period..............       18,036             8,862              9,631
                                                              ---------------   ----------------   ---------------
 Cash and cash equivalents, end of period....................      $24,604           $18,036             $8,862
                                                              ===============   ================   ===============

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements (continued)

Notes to Financial Statements

1. Organization and Basis of Presentation

Organization

CPG Partners, L.P., (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993, specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers (the "Premium Portfolio") and 30 centers acquired on September 25, 2001, containing approximately 4.3 million square feet of gross leaseable area ("Other Retail Centers"), (collectively the "Properties"). As of December 31, 2001, the OP wholly or partially owned 57 centers in 29 states and Japan containing approximately 12.6 million square feet of gross leasable area ("GLA"). The OP's Premium Portfolio included 27 properties containing 8.3 million square feet of GLA. These properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

The sole general partner of the OP, Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

During 2000 the OP developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

Basis of Presentation

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

2. Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. The OP reviews real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment write downs were required in 2001 or 2000.

2. Summary of Significant Accounting Principles (continued)

Rental Properties (continued)

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. At December 31, 2001 and 2000, cash equivalents consisted of repurchase agreements, commercial paper, U.S. Government agency securities, bank liabilities and other corporate and municipal obligations that mature between January and March of the following year. The carrying amount of such investments approximated fair value.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct internal costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

Deferred financing costs are amortized as interest costs over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. The excess of rents recognized over amounts contractually due and unpaid rents are included in other assets in the accompanying balance sheets. Certain lease agreements contain provisions for rents that are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

Bad Debt Expense

Bad debt expense included in other expense totaled $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The allowance for doubtful accounts included in other assets totaled $1.7 million and $1.0 million at December 31, 2001 and 2000, respectively.

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

Concentration of OP's Revenue and Credit Risk

Approximately 21%, 23% and 24% of the OP's total revenues for the years ended December 31, 2001, 2000 and 1999, respectively, was derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the OP. In addition, approximately 28% of the OP's total revenues for the years ended December 31, 2001, and 2000 and 30% for the year ended December 31, 1999, were derived from the OP's centers in California.

Management of the OP performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the OP's tenants operate principally in the retail industry, there is no dependence upon any single tenant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At December 31, 2001, other comprehensive loss included a reduction to partner's capital of a $3.1 million loss related to an interest rate swap and a $0.4 million loss related to a foreign currency exchange rate on receivables.

2. Summary of Significant Accounting Principles (continued)

Derivative and Financial Instruments

In the normal course of business, the OP uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. The OP requires that hedging derivative instruments are effective in reducing the interest rate or foreign currency risk exposure as they are designated. This effectiveness is an essential for hedge accounting under accounting principles generally accepted in the United States. Derivative instruments may be associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is terminated or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in net income.

To determine the fair values of derivative instruments, the OP uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. The Statement requires goodwill and intangible assets be tested for impairment. The adoption of these statements will have no impact on the OP's results of operations or its financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The OP does not expect this pronouncement to have a material impact on the OP's results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the OP January 1, 2002. The OP does not expect this pronouncement to have a material impact on the OP's results of operations or financial position.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

3. Acquisitions and Dispositions

On September 25, 2001, the OP acquired 32 shopping centers from Konover Property Trust, Inc. and its affiliates ("Konover"). The purchase price was $182.5 million, including the assumption of $131.0 million of non-recourse debt. This purchase price was preliminarily allocated to each of the centers. One of these centers was acquired subject to a repurchase agreement and was sold back to Konover on December 3, 2001, at the established cost basis of $2.5 million. One of the centers acquired meets the OP's criteria for classification as a Premium Portfolio center. The other 30 centers contain 4.3 million square feet and are classified as Other Retail Centers. The accompanying financial statements include the operations of the acquired centers from the acquisition date.

The following condensed pro forma (unaudited) information assumes the acquisition had occurred on January 1, 2000 and that the sale of 545,000 common units also occurred on January 1, 2000:

                                                      Year Ended December 31,
                                                          2001       2000
                                                    ------------  -----------

Total revenue....................................     $242,726      $228,679

Net income to common unitholders.................       64,609        62,626

Earnings per unit:
Net income to common unitholders.................        $3.18         $3.16
Weighted average units outstanding...............       20,336        19,841

In October 2001 the OP sold the 35,000 square feet center, Mammoth Premium Outlets to a third party and recognized a loss of approximately $0.3 million which is included in other income in the accompanying financial statements.

4. Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                        2001         2000
                                                    ------------  ------------
Land and improvements.............................    $328,324      $281,400
Buildings and improvements........................     775,309       608,730
Construction-in-progress..........................       9,356         5,587
Equipment and furniture...........................      14,917        12,627
                                                    -----------  ------------
Total rental property.............................   1,127,906       908,344
Accumulated depreciation and amortization.........    (217,462)     (175,692)
                                                    -----------  -------------
Total rental property, net........................    $910,444      $732,652
                                                    ===========  ==============

Interest costs capitalized as part of buildings and improvements were $2.0 million, $5.4 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Commitments for land, new construction, development, and acquisitions, excluding separately financed joint venture activity, totaled approximately $6.3 million and $12.8 million at December 31, 2001 and 2000, respectively.

Depreciation expense (including amortization of the capital lease) amounted to $42.9 million, $38.5 million and $35.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Restricted Cash-Escrows

Restricted cash escrows includes $1.2 million of escrows and reserve funds for real estate taxes, property insurance, capital and tenant improvements and leasing costs established pursuant to certain mortgage financing agreements and $2.1 million funds held in escrow pursuant to certain loan guarantee arrangements with an unconsolidated investee of the OP.

6. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the consolidated financial statements.

On December 22, 2000, the OP and Fortress Registered Investment Trust ("Fortress") acquired four outlet centers from a competitor, through a joint venture known as F/C Acquisition Holdings, LLC ("F/C Acquisition") in which the OP has a 49% interest. The total purchase price was $240 million, including the assumption of approximately $174 million of 6.99% fixed-rate non-recourse mortgage debt due in 2008. In connection with the acquisition, the OP made an initial capital contribution of $32.0 million and subsequently made an additional $0.9 million contribution. The four premium outlet centers contain approximately 1.6 million square feet of gross leasable area and are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. The Kittery, Maine center is subject to a ground lease that terminates in October 2009 with eight extension options of five years each. The OP is primarily responsible for the day-to-day operations of the joint venture. Under the terms of the three-year renewable Property Management Agreement, the OP and its subsidiary are compensated for management and leasing services. Under the terms of the Partnership Agreement with Fortress net income or loss and distributions are allocated in accordance with the members' equity interests.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in the joint venture that is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the OP contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000. The center is located outside Osaka, the second-largest city in Japan.

In May 1997, the OP and Simon Property Group, Inc. ("Simon") entered into a joint venture agreement to develop and acquire high-end outlet centers in the United States. The OP and Simon agreed to be co-managing general partners, each with 50% ownership interest in the joint venture and any entities formed with respect to a specific project. Orlando Premium Outlets ("OPO"), a 428,000 square foot 50/50 joint venture that was completed in May 2000, is the only project completed pursuant to this agreement. OPO is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. The OP has primary responsibility for the day-to-day operations of the center for which it receives a management fee.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village, outside London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. One new European project and expansions of two existing centers are in various stages of development and are expected to open within the next two years. The OP sold a portion of its Bicester Village holding to a third party, resulting in a gain of $1.8 million which is included in earnings from unconsolidated investments in the accompanying financial statements.

The OP has a 15% minority interest in a partnership that owns an outlet center located in Guam. The center has been generating operating losses and the OP does not anticipate recovering its investment. In December 2001, the OP wrote down its investment in Guam and recognized a loss of $1.2 million which is included in earnings from unconsolidated investments in the accompanying financial statements. The OP continues to be a partner in the Guam outlet center.

The OP owns 100% of the non-voting preferred stock of Chelsea Interactive, Inc. ("Chelsea Interactive"). The OP also owns 50% of the non-voting common stock representing 40% of the total common stock. Chelsea Interactive, as an unconsolidated investment, has been developing a new technology-based e-commerce platform that provides fashion and other retail brands their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services. In consideration for such services, Chelsea Interactive is receiving a percentage of each brand's online sales. There is no assurance that this concept will be successful or the future impact on the OP's financial condition or results of operations.

The following is a summary of investments in and amounts due from affiliates during the years ended December 31, 2001 and 2000 (in thousands):

                                          Chelsea                   Chelsea
                                F/C        Japan         Simon     Interactive     Other       Total
                              ---------   ---------     ---------  ------------   ---------   ---------
Balance 12/31/99.............    -        $ 2,010        $12,536     $ 3,217      $ 6,065       $23,828

Initial investment...........  $32,009          -              -           -            -        32,009
Additional
 investment..................      917      2,133            510       29,046         384        32,990
Income (loss) from
 unconsolidated investments..      188      3,211          2,991       (2,364)        333         4,359
Distribution
 and fees....................      (35)    (2,426)        (2,667)           -        (333)       (5,461)
Advances (net)...............       35      1,317          2,552            -           -         3,904
                               ---------  ----------     ----------   ---------    ---------   ---------
Balance 12/31/00.............  33,114      6,245         15,922       29,899       6,449        91,629

Additional investment........    1,528        674              -        9,934           -        12,136
Income (loss) from
 unconsolidated investments..    6,522      3,286          5,492       (5,337)       (275)        9,688
Distribution and fees........   (6,088)    (2,222)       (10,745)           -           -       (19,055)
Sale of investment...........        -          -              -            -      (2,839)       (2,839)
Gain on sale and
(impairment loss)............        -          -              -            -         617           617
Advances (net)...............    1,042      1,313           (946)         360        (256)        1,513
                              ---------    ----------     ---------  ----------    ---------  ----------
Balance 12/31/01............. $ 36,118     $9,296         $9,723     $ 34,856      $3,696      $ 93,689
                              =========    ==========     =========  ==========    =========  =========

6. Investments in Affiliates (continued)

The OP's share of income before depreciation, depreciation expense and income from unconsolidated investments for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                       2001                                              2000
                      -------------------------------------------    --------------------------------------------
                                                    Income (loss)                                  Income
                      Income (loss)                  from             Income (loss)                (loss) from
                      before                        Unconsol.         before                        Unconsol.
                      Depreciation       Depr.      Investments       Depreciation      Depr.      Investments
                      -------------    ---------    -------------     -------------     --------   -----------
F/C................       $9,214         $2,69        $6,522             $259             $71        $188
Chelsea Japan......        4,676          1,39         3,286            3,905             694       3,211
Simon..............        7,374          1,88         5,492            4,250           1,259       2,991
Other..............          342              -          342              333               -         333
                      -------------    ---------    -------------     ----------       --------    ----------
   Total...........      $21,606         $5,96       $15,642           $8,747          $2,024       $6,723
                      =============    =========    =============     ==========       ========    ==========
Chelsea Interactive.     ($2,449)        $2,88       ($5,337)         ($1,719)           $645      ($2,364)
                      =============    =========    =============     ==========       ========    ==========

The OP had $0.3 million income from unconsolidated investments during the year ended December 31, 1999 from its other investments.

Condensed financial information as of December 31, 2001 and for the year then ended for F/C, Chelsea Japan and Simon (which are included in "Retail") and Chelsea Interactive is as follows:

                                                                      Chelsea
                                                        Retail      Interactive
                                                    -----------     -------------

Property, plant and equipment (net)................   $355,427         $29,923
Total assets.......................................    409,944          34,963
Long term debt.....................................    282,057 (1)           -
Total liabilities..................................    321,854           2,665
Net income (loss)..................................     20,812         (11,976)
OP's share of net income (loss)....................     10,013          (5,337)
Fee income.........................................      5,286               -

(1) Includes long-term debt of $170.5 million in F/C, $58.5 million in Simon and $53.1 million in Chelsea Japan.

7. Deferred Costs

The following summarizes the carrying amounts for deferred costs as of December 31, 2001 and 2000 (in thousands):

                                                        2001          2000
                                                  ------------  ------------

Lease costs......................................    $24,152       $22,546
Financing costs..................................     16,977        14,875
Development costs................................      8,349           129
Other............................................        871           871
                                                  ------------  ------------
Total deferred costs.............................     50,349        38,421
Accumulated amortization.........................    (27,815)      (23,535)
                                                  ------------  ------------
Total deferred costs, net........................    $22,534       $14,886
                                                  ============  ============

8. Non-Compete Agreement

In October 1998 the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million at closing and four annual installments of $4.6 million, terminating in January 2002. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $5.1 million during the years ended December 31, 2001, 2000 and 1999. Such amounts are included in other income in the accompanying financial statements.

9. Debt

Unsecured Bank Debt

The OP has a $160 million senior unsecured bank line of credit (the "Senior Credit Facility"). The Senior Credit Facility had an initial expiration date of March 30, 2001 and was extended through March 2004. The OP has an annual right to request a one-year extension of the Senior Credit Facility that may be granted at the option of the lenders. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (4.21% at December 31, 2001) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.25% depending on the OP's Senior Debt rating. A fee on the unused portion of the Senior Credit Facility is payable quarterly at rates ranging from 0.15% to 0.25% depending on the balance outstanding. At December 31, 2001, the entire $160 million was available under the Senior Credit Facility.

The OP also has a $5 million term loan (the "Term Loan") that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of December 31, 2001 and 2000 is as follows:

                                                       December 31,     Effective
                                                  2001        2000       Yield (1)
                                              ----------  ------------  -----------

7.75% Unsecured Notes due January 2001........  $    -        $99,987     7.85%
8.375% Unsecured Notes due August 2005........  49,892         49,877     8.44%
7.25% Unsecured Notes due October 2007........ 124,809        124,776     7.29%
8.625% Unsecured Notes due August 2009........  49,923         49,902     8.66%
8.25% Unsecured Notes due February 2011....... 148,670              -     8.40%
                                              ---------    -----------  ---------
   Total                                      $373,294       $324,542
                                              =========    ===========

(1)    Including discount on the notes

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of December 31, 2001 and 2000, and the related Net Book Value of the associated collateral ("NBV") and interest rate as of December 31, 2001 are as follows:

9. Debt (continued)

Mortgage Debt (continued)

                                     December 31,                             Interest
                                 2001           2000           Due Date        Rate         NBV
                           --------------   ------------   ---------------   -----------  ----------
Construction Loan (1)          $29,531         $21,526      February 2003        3.33%     $45,625
Bank Mortgage Loan (2)          68,250          69,250         April 2010        7.26%      74,462
Mortgage Loan (3)               72,428               -      December 2012        7.67%      75,421
                           --------------   ------------                                 -----------
                              $170,209         $90,776                                    $195,508
                           ==============   ============                                 ===========
(1)	In February 2000 Chelsea Allen entered into a $40.0 million Construction Loan used to fund the Allen Premium Outlets project. The Construction Loan bears interest equal to LIBOR plus 1.375% (3.33% at December 31, 2001) and is guaranteed by the Company and the OP.

(2)	In April 2000 Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.64% at December 31, 2001) or prime rate plus 1.0% and calls for quarterly principal amortization of $ 0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of December 31, 2001, the OP recognized net interest expense of $1.2 million on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan was assumed as part of the September 25, 2001, Konover acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. As of December 31, 2001, the OP recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

In connection with the September 25, 2001, Konover acquisition, the OP assumed $65.2 million in REMIC loans that included Class A, B and C Loans with a blended stated fixed interest rate of 7.85%. The OP received a $0.5 million interest rate spread credit at closing, reducing the effective annual interest rate to 3.71%. The Loans were repaid on December 3, 2001.

Following is a schedule of the estimated fair value of the OP's debt using current broker quotations at December 31, 2001 (in thousands):

                               Carrying         Principal         Estimated
    Description                  Value           Balance         Fair Value
    -----------------------  --------------   ---------------   --------------
    Fixed Rate Debt             $445,722         $440,678          $459,970

    Variable Rate Debt          $102,816         $102,816          $102,816

Interest paid, excluding amounts capitalized, was $34.5 million, $21.7 million and $24.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Debt (continued)

Following is a schedule of the OP's debt maturities, including debt premium amortization, as of December 31, 2001:

            2002............       $1,945
            2003............       31,553
            2004............        7,123
            2005............       52,834
            2006............        3,288
            Thereafter......      451,795
                              --------------
                                $548,538
                              ==============

10. Financial Instruments: Derivatives and Hedging

In the normal course of business, the OP is exposed to the effect of interest rate changes. The OP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the OP's leasing income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. For foreign currency exposures, derivatives are used primarily to align movements between currency rates to protect forecasted returns of fees to the U.S.

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

To manage interest rate and foreign currency risk, the OP may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The OP undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the OP uses interest rate instruments, typically interest rate swaps, to convert a portion of variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. Unrealized gains and losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to Accumulated Other Comprehensive Income to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification occurs over the same time period in which the hedged items affect earnings. The OP hedges its exposure to variability in future cash flows for forecasted transactions other than those associated with existing floating-rate debt over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

The notional value and fair value of the swap provide an indication of the extent of the OP's involvement in financial derivative instruments at December 31, 2001. It does not represent exposure to credit, interest rate or market risks. At year end, the swap was reported at its fair value and classified as other liabilities of $3.1 million. As of December 31, 2001, there were $3.1 million in deferred losses, and represented in other comprehensive income, a partner's capital account. Within the next twelve months, the OP expects to reclassify to earnings approximately $0.8 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

                                         As of December 31, 2001
                            ---------------------------------------------------
            Hedge Type      Notional Value     Rate     Maturity    Fair Value
            ----------      --------------     ----     --------    ----------
         Swap, Cash Flow      $68.3 mil        5.7625%    1/1/06     ($3.1 mil)

In March 2001, the OP entered into a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen-denominated receivable. On June 21, 2001 the receivable and yen forward contract were settled and the OP received $1.4 million.

11. Preferred Units

September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years.

12. Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027 at the Company's option. Net proceeds from the offering, which were contributed to the OP for preferred units, were used to repay borrowings under the OP's Credit Facilities. On February 15, 2002 the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share.

13. Lease Agreements

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2002 to 2020. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases as of December 31, 2001, exclusive of renewal option periods, were as follows (in thousands):

            2002............     $141,156
            2003............      127,544
            2004............      106,834
            2005............       82,691
            2006............       59,433
            Thereafter......      147,328
                             --------------
                                 $664,986
                             ==============

13. Lease Agreements (continued)

In 1987, a predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land is classified as an operating lease. The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term was 25 years with two options of 5 and 4 1/2 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 2001, 2000 or 1999. The OP has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the OP amended its capital lease to reduce rent payments through December 2004 resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million will be recognized on a straight-line basis over the remaining term of the amended lease that ends December 2004.

Operating Leases

Future minimum rental payments under operating leases for land and administrative offices as of December 31, 2001 are as follows (in thousands):

              2002...........        $1,546
              2003...........         1,473
              2004...........         1,480
              2005...........           917
              2006...........            52
                                  -----------
                                     $5,468
                                  ===========

Rental expense amounted to $0.8 million, $0.6 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                       2001           2000
                                                ---------------   -------------

Building....................................         $6,796          $6,796
Less accumulated amortization...............         (5,520)         (5,175)
                                                ---------------   -------------
Leased property, net........................         $1,276          $1,621
                                                ===============   =============

Amortization expense on capital lease of $0.3 million for the years ended December 31, 2001, 2000 and 1999, is included in depreciation and amortization expense in the financial statements.

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments as of December 31, 2001 are as follows (in thousands):

2002......................................................      $   819
2003......................................................          819
2004......................................................          819
                                                           --------------
Total minimum lease payments..............................        2,457
Amount representing interest..............................         (316)
                                                           --------------
Present value of net minimum capital lease payments.......       $2,141
                                                           ==============

13. Lease Agreements (continued)

Ground Lease

In connection with the Konover acquisition the OP acquired four properties subject to ground leases that were assumed by the OP. These ground leases have termination dates ranging from 2007 to 2087 and allow for renewal terms of 4 to 30 years.

Future minimum lease payments under ground leases as of December 31, 2001 exclusive of renewal option periods were as follows (in thousands):

             2002.................      $   398
             2003.................          409
             2004.................          415
             2005.................          415
             2006.................          415
             Thereafter...........       17,241
                                     ------------
                                        $19,293
                                     ============

14. Commitments and Contingencies

The 50/50 OPO joint venture with Simon has a $58.5 million (maximum commitment $62.0 million) construction facility that was to mature in February 2002 and which was extended to August 2002. The loan has three additional six-month extension options. The loan bears interest at LIBOR plus 1.30% (3.32% at December 31, 2001) and is 10% guaranteed by each of the OP and Simon. Changes in debt service coverage ratio provide for a guarantee ranging from 10% to 25% per guarantor and a LIBOR interest rate spread ranging from 130 to 150 basis points.

In October 1999, an equity investee of the OP entered into a 4 billion yen (approximately US $30.4 million) line of credit guaranteed by the Company and the OP to fund its share of Chelsea Japan's construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.45% at December 31, 2001) is due April 2002 and has two one-year extensions. At December 31, 2001, 1.08 billion yen (approximately US $8.2 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $28.9 million) loan with a bank to fund construction costs. As of December 31, 2001, the entire facility was outstanding and bears interest at 2.20%. The loan is secured by the two operating properties and is 40% guaranteed by the OP.

The OP has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 2001, the OP had provided limited debt service guarantees of approximately $17.0 million to Value Retail PLC. In October 2001, the guarantee limit was increased to $24.1 million until April 2002 at which time it will revert to $22.0 million. The OP received $2.1 million collateral for this short-term increase that will revert back to Value Retail in April 2002. Such escrow is included in restricted cash-escrows and other liabilities in the accompanying financial statements.

Accrued expenses and other liabilities include $14.4 million and $10.5 million at December 31, 2001 and 2000, respectively, related to a five year deferred incentive compensation program that ended as of December 31, 2001. Certain key officers will be paid on March 1, 2002.

The OP is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the OP or its properties, other than routine litigation arising in the ordinary course of business. Management believes the cost incurred by the OP related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

15. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire on June 2004 for the benefit of certain unitholders. Each unit holder issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001 and 2000, loans made to two unitholders, who are also affiliates of management of the OP, totaled $3.2 million and $2.2 million respectively. During 2001, the OP received a $1.2 million repayment of one loan and $0.5 million pay down on the other loan outstanding at December 31, 2000. On January 31, 2002 the OP received an additional $0.3 million against one of the two loans. In September 2001 the OP advanced $2.7 million to another unitholder to acquire approximately a 10% non-voting equity interest in Chelsea Interactive from the non-affiliated joint venture partner. The carrying amount of such loans approximated fair value at December 31, 2001.

The OP leased space to related parties of approximately 56,000 square feet during the years ended December 31, 2001, 2000 and 1999. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $2.1 million, $1.9 million and $1.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001 and 2000 the OP had receivables from equity investees of $0.9 million and $4.2 million, respectively, that is included in other assets.

In August 1997, the Company and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the Company in connection with the development and operation of manufacturers outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the Company in December 1999. In addition, during the agreement and for four years after the termination of the agreement, the director will be entitled to a fee of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii. Fees paid under this agreement totaled $0.5 million for each of the years ended December 31, 2001 and 2000 and $0.1 million for the year ended December 31, 1999, respectively. These fees are included in the investment in affiliates in the accompanying financial statements.

Certain Directors of the Company and unitholders guarantee OP obligations, which existed prior to the formation of the OP, under leases for one of the properties. The OP has indemnified these parties from and against any liability that they may incur pursuant to these guarantees.

16. Employee Stock Purchase Plan

The Company's Board of Directors and shareholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 500,000 shares of common stock. Eligible employees have been in the employ of the OP or a participating subsidiary for six months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees", as defined, or own 5% or more of the voting power of the OP's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "Option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 2001, 45 employees were enrolled in the Purchase Plan and $5,100 in expenses has been incurred and is included in the OP's general and administrative expense. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

17. 401(k) Plan

The OP maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing six months of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $128,000 in 2001, $141,000 in 2000 and $97,000 in 1999 are included in the OP's general and administrative expense.

18. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per unit amounts, for each quarter during 2001 and 2000:

                                                     March 31         June 30        September 30      December 31
                                                  -------------------------------- ----------------- -----------------
2001
----
Base rental revenue............................       $28,751         $28,651          $30,528           $39,299
Total revenues.................................        44,824          46,297           49,065            66,669
Net income available to common unitholders.....        10,231          11,321           14,093            20,839
Net income per weighted average
     common unit...............................         $0.53           $0.59            $0.71             $0.96
2000
----
Base rental revenue............................       $26,252         $26,607          $26,867           $28,397
Total revenues.................................        39,595          42,050           44,566            53,692
Net income available to common  unitholders....         9,419          10,558           13,188            17,185
Net income per weighted average
     common unit...............................         $0.49           $0.55            $0.68             $0.89

19. Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: premium domestic, other domestic and international in 2001. The OP evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

19. Segment Information (continued)

       For the year ended              Premium        Other
       December 31, 2001               Domestic      Domestic     International      Other       Total
       ----------------------------- ------------- ------------- ----------------- ---------- ------------
                                                        (1)            (2)            (3)
       Total revenues.............       $187,588       $12,196               $ -     $7,071     $206,855
       Interest income............            848            45                 -      1,913        2,806
       Income from
             unconsolidated
             investments .........         12,014             -             3,628    (5,337)       10,305
       NOI .......................        148,570         5,021             6,562      1,849      162,002
       Fixed asset additions......         36,848       181,729                 -      1,159      219,736
       Total assets...............        866,738       194,406            15,092     23,072    1,099,308
(1)	Approximately 25% of the Retail Domestic Other GLA is leased to one tenant from which approximately 15% of the annualized revenues are derived.
(2)	Principally comprised of the OP's equity interest in Chelsea Japan.
(3)	Includes results of corporate assets and Chelsea Interactive.

The OP operated in one segment in 2000.

Following is a reconciliation of net operating income to net income for the year ended December 31, 2001 (in thousands):

Segment NOI............................................         $162,002
Interest expense - consolidated........................         (36,865)
Interest expense - unconsolidated investments..........            (597)
Depreciation expense - consolidated....................         (48,554)
Depreciation expense - unconsolidated investments                (5,964)
Depreciation expense - Chelsea Interactive.............          (2,888)
Income tax - unconsolidated investments................            (947)
Loss on Sale - Retail Domestic Premium.................            (284)
Gain/ (loss) on sale or write down-Retail
  International........................................              617
                                                            ---------------
Net income.............................................          $66,520
                                                            ===============

20. Non-Cash Financing Activities

In December 2001, 2000 and 1999, the Company declared quarterly distributions per share of $0.78, $0.75 and $0.72, respectively. The limited partners' distributions were paid in January of each subsequent year.

In connection with the Konover acquisition the OP assumed approximately $131.0 million in REMIC and mortgage loans payable.

                                                        CPG Partners, L.P.

                                    Schedule III-Consolidated Real Estate and Accumulated Depreciation

                                              for the year ended December 31, 2001 (in thousands)

                                                      Cost            Step-Up        Gross                               Life
                                                  Capitalized         Related        Amount                              Used
                                                  (Disposed of)         to           Carried                              to
                                                   Subsequent        Acquisition     at Close                           Compute
                                                       to                of          of Period                          Depreci-
                                 Initial Cost       Acquisition      Partnership     December 31,                        aiton
                                 to Company        (Improvements)     Interest (1)     2001                       Date   in
                             ------------------  ---------------- ----------------- ----------------      Accumu-  of    Latest
                                      Buildings,       Buildings,       Buildings,       Buildings,       lated   Cons-  Income
Description          Encum-         Fixtures and     Fixtures and      Fixtures and     Fixtures and      Deprec- truc-  State
Outlet Center Name   brances Land   Equipment   Land  Equipment   Land Equipment  Land   Equipment  Total iation  tion   ment
------------------   ------- -----  --------- ------  -------    ----- -------- ------  --------  ------- ------- ------ ------
 Woodbury Common,     -     $4,448  $16,073   $4,967  $126,631   $ -    $ -     $9,415  $142,704 $152,119  $44,383 '85,'93,
   NY                                                                                                              '95,'98   30
 Wrentham, MA         -        157    2,817    4,109    79,318     -      -      4,266    82,135   86,401   15,273  '95,'00  40
 Waikele, HI          -     22,800   54,357       -     2,052     -      -     22,800    56,409   79,209    9,095    '98     40
 Leesburg, VA         -      6,296        -     (811)   71,375     -      -      5,485    71,375   76,860   11,048  '96-'00  40
 Desert Hills, CA     -        975        -    2,376    61,912   830  4,936      4,181    66,848   71,029   24,752  '90,'94-
                                                                                                                    '95,'97,-
                                                                                                                    '98      40
 Camarillo, CA        -      4,000        -   12,431    54,262     -      -     16,431    54,262   70,693   13,541  '94-'99  40
 North Georgia, GA    -      2,960   34,726     (191)   21,484     -      -      2,769    56,210   58,979   14,633  '95-'99  40
 Clinton, CT          -      4,124   43,656        -     1,665     -      -      4,124    45,321   49,445   14,008  '95-'96  40
 Vacaville, CA (6)    -      9,683   38,850        -        51     -      -      9,683    38,901   48,584      242   (5)     40
 Allen, TX      $29,531      8,938    2,068     (836)   37,455     -      -      8,102    39,523   47,625    2,000  99-'01   40
 Folsom, CA           - (2)  4,169   10,465    2,692    26,082     -      -      6,861    36,547   43,408   10,433 '90,'92,
                                                                                                                   '93,'96-
                                                                                                                   '97,'00   40
 Carolina Outlet
  (I), NC (6)         - (3)  6,220   24,860        -        48     -      -      6,220    24,908   31,128     154    (5)     40
 Carolina Outlet
  (II), NC (6)        -(4)       -    7,862        -        14     -      -          -     7,876    7,876      49    (5)     40
 Petaluma Village,    -      3,735        -    2,949    31,218     -      -      6,684    31,218   37,902    9,349  '93,'95
   CA                                                                                                               -'96     40
 Liberty Village, NJ  -        345      405    1,499    19,812 11,015  2,195     12,859   22,412   35,271    7,362  '81,'97
                                                                                                                    -'98     30
 Napa, CA             - (2)  3,456    2,113    7,908    19,378     -      -     11,364    21,491   32,855    6,647  '62,'93,
                                                                                                                    '95      40
 Aurora, OH           -        637    6,884      880    20,438     -      -      1,517    27,322   28,839    8,056  '90,'93,
                                                                                                                    '94,'95  40
 North Bend, WA (6)   -      4,735   18,925        -        35     -      -      4,735    18,960   23,695      118    (5)    40
 Columbia Gorge, OR   - (2)    934        -      428    13,595   497  2,647      1,859    16,242   18,101    5,327  '91,'94  40
 Santa Fe, NM         -         74        -    1,300    12,098   491  1,772      1,865    13,870   15,735    3,820  '93,'98  40
 American Tin
  Cannery, CA     2,141          -    8,621        -     5,458     -      -          -    14,079   14,079   10,263  '87,'98   5
 Patriot Plaza,       -        789    1,854      976     4,274     -      -      1,765     6,128    7,893    2,418  '86,'93,
  VA                                                                                                                '95      40
 Corporate Offices,
  NJ, CA              -(4)       -       60        -     5,683     -      -          -     5,743    5,743    3,424    -       5
 St. Helena, CA       - (2)  1,029    1,522      (25)      572    38     78      1,042     2,172    3,214      709  '83      40
 Kittery, ME (6)      -        567    2,265        -         -     -      -        567     2,265    2,832       14   (5)     40
 Chicago, IL          -        465        -        -         -     -      -        465         -      465        -    -      40
 Las Vegas, NV        -        405        -        -         -     -      -        405         -      405        -    -      40
 Other retail (6)     (3)(4)14,968   62,512       26        15     -      -     14,994    62,527   77,521      344   (5)     40
 Mammoth, CA          -      1,180      530   (2,174)   (1,960)  994  1,430          -         -        -        -  '78      40
              ---------     -------- -------- --------  ------- ----- --------- --------- -------- ---------- ---------
              $172,350(2)(3) $108,089 $341,425 $38,504 $612,965 $13,865 $13,058   $160,458 $967,448 $1,127,906 $217,462
              =========      ======== ======== ======= ======== ======= =======   ======== ======== ========== ========

The aggregate cost of the land, buildings, fixtures and equipment for federal tax purposes was approximately $1,103.5 million at December 31, 2001.

(1)	As part of the formation transaction assets acquired for cash have been accounted for as a purchase. The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.
(2)	Projects encumbered by mortgage totaling $68.3 million at December 31, 2001.
(3)	Projects encumbered by mortgage totaling $72.4 million at December 31, 2001.
(4)	Project held under long term land lease.
(5)	Acquired on September 25, 2001 from Konover Property Trust.
(6)	Purchase price has been tentatively allocated.

CPG Partners, L.P.
Schedule III-Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate:

                                                                   Year ended December 31,
                                                            2001                 2000                 1999
                                                  ----------------     -----------------    -----------------

Balance, beginning of period............                $908,344             $848,813             $792,726
Additions...............................                 229,339               61,188               59,334
Dispositions and other..................                  (9,777)              (1,657)              (3,247)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................              $1,127,906             $908,344             $848,813
                                                  ================     =================    =================

The changes in accumulated depreciation:

                                                                   Year ended December 31,
                                                            2001                 2000                 1999
                                                  ----------------     -----------------    -----------------

Balance, beginning of period............                $175,692             $138,221             $102,851
Additions...............................                  44,071               38,539               35,619
Dispositions and other..................                  (2,301)              (1,068)                (249)
                                                  ----------------     -----------------    -----------------
Balance, end of period..................                $217,462             $175,692             $138,221
                                                  ================     =================    =================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th of March 2002.

CPG Partners, L.P. By: /s/ DAVID C. BLOOM David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. BLOOM David C. Bloom	Chairman of the Board and Chief Executive Officer	March 20, 2002

/s/ WILLIAM D. BLOOM William D. Bloom	Vice Chairman	March 20, 2002

/s/ LESLIE T. CHAO Leslie T. Chao	President	March 20, 2002

/s/ MICHAEL J. CLARKE Michael J. Clarke	Chief Financial Officer	March 20, 2002

/s/ BRENDAN T. BYRNE Brendan T. Byrne	Director	March 20, 2002

/s/ ROBERT FROMMER Robert Frommer	Director	March 20, 2002

/s/ BARRY M. GINSBURG Barry M. Ginsburg	Director	March 20, 2002

/s/ PHILIP D. KALTENBACHER Philip D. Kaltenbacher	Director	March 20, 2002

/s/ REUBEN S. LEIBOWITZ Reuben S. Leibowitz	Director	March 20, 2002