Form 10-Q
period 2002-06-30
CPG PARTNERS LP
filed 2002-08-14
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	Page 3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K Signatures	28 29

Item 1. Financial Statements

CPG Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands)

                                                                             June 30,      December, 31,
                                                                               2002            2001
                                                                            -------------  -------------
                                                                            (Unaudited)
Assets
Rental properties:
     Land..................................................................     $182,924        $160,458
     Depreciable property..................................................    1,090,135         967,448
                                                                              -----------    ------------
Total rental property......................................................    1,273,059       1,127,906
Accumulated depreciation...................................................     (247,588)       (217,462)
                                                                              -----------    ------------
Rental properties, net.....................................................    1,025,471         910,444
Cash and cash equivalents..................................................       41,857          24,604
Restricted cash - escrows..................................................        1,876           3,347
Investments in unconsolidated affiliates...................................      102,069          93,689
Notes receivable-related parties...........................................        2,727           3,281
Deferred costs, net........................................................       21,693          22,534
Other assets...............................................................       44,018          41,409
                                                                              -----------    -----------
Total assets...............................................................   $1,239,711      $1,099,308
                                                                              ===========    ============

Liabilities and partners' capital
Liabilities:
     Unsecured bank debt...................................................      $83,035          $5,035
     Unsecured notes.......................................................      472,571         373,294
     Mortgage debt.........................................................      139,706         170,209
     Construction payables.................................................        8,156           8,001
     Accounts payable and accrued expenses.................................       38,542          47,039
     Accrued distribution payable..........................................       22,638           3,851
     Other liabilities.....................................................       14,679          16,817
                                                                              ------------   -------------
Total liabilities..........................................................      779,327         624,246

Commitments and contingencies

Partners' capital:
General partner units outstanding, 37,946 in 2002 and 37,540 in 2001.......      350,695         362,402
Limited partners units outstanding 6,274 in 2002 and 6,300 in 2001.........       51,235          52,825
Preferred partner units outstanding, 1,300 in 2002 and 2001 ...............       63,315          63,315
Officer loan ..............................................................         (488)              -
Accumulated other comprehensive loss ......................................       (4,373)         (3,480)
                                                                              ------------   -------------
Total partners' capital....................................................      460,384         475,062
                                                                              ------------   -------------
Total liabilities and partners' capital....................................   $1,239,711      $1,099,308
                                                                              ============   =============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands, except per unit data)

                                                             Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                           2002            2001         2002        2001
                                                        -----------     ----------     ----------  ---------

Revenues:
   Base rent.......................................         $43,299       $28,651        $81,808     $57,402
   Percentage rent.................................           4,477         3,029          7,550       5,800
   Expense reimbursements..........................          14,542        11,797         27,137      22,421
   Other income....................................           2,712         2,820          5,216       5,498
                                                          -----------   ------------   ------------  ---------
Total revenues.....................................          65,030        46,297        121,711      91,121
                                                          -----------   ------------   ------------  ---------

Expenses:
   Operating and maintenance.......................          18,186        12,608         34,390      24,726
   Depreciation and amortization...................          14,243        11,746         27,184      23,305
   General and administrative......................           1,921         1,348          3,438       2,431
   Other...........................................           1,101           458          2,194       1,240
                                                          -----------   ------------   -----------   ---------
Total expenses.....................................          35,451        26,160         67,206      51,702
                                                          -----------   ------------   -----------   ---------

Income before unconsolidated investments and
interest expense...................................          29,579        20,137         54,505      39,419

Income from unconsolidated investments.............           2,982         3,285          6,752       6,556
Loss from Chelsea Interactive......................          (3,776)       (772)          (6,476)     (1,970)
Interest expense...................................         (10,843)      (8,820)        (20,593)    (17,435)
                                                          -----------   ------------   ------------  ---------

Net income.........................................          17,942        13,830         34,188      26,570
Preferred unit requirement.........................          (2,311)       (2,509)        (4,677)     (5,018)
                                                          -----------   ------------   -----------  ----------

Net income to common unitholders...................         $15,631       $11,321        $29,511     $21,552
                                                          ===========   ============   ===========  ==========

Net income to common unitholders:
     General partner................................        $13,408       $9,474         $25,295     $17,980
     Limited partners...............................          2,223         1,847          4,216       3,572
                                                          -----------   ------------   -----------  ----------
Total...............................................        $15,631       $11,321        $29,511     $21,552
                                                          ===========   ============   ===========  ==========

Net income per common unit:
     General partner.................................        $0.35         $0.29          $0.67       $0.56
     Limited partners................................        $0.35         $0.29          $0.67       $0.56

Weighted average units outstanding:
     General partner.................................       37,877        32,360         37,725      32,238
     Limited partners................................        6,281         6,310          6,290       6,410
                                                          -----------   ------------   -----------  --------------
Total................................................       44,158        38,670         44,015      38,648

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(In thousands)

                                                                       2002               2001
                                                                  --------------     -------------
   Cash flows from operating activities
   Net income.......................................................  $34,188          $26,570
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization................................   27,184           23,305
       Equity-in-earnings of unconsolidated investments
          in excess of distributions received.......................     (974)            (939)
       Loss from Chelsea Interactive................................    6,476            1,970
       Proceeds from non-compete receivable.........................    4,300            4,600
       Amortization of non-compete revenue..........................   (2,568)          (2,568)
       Additions to deferred lease costs............................     (228)            (417)
       Other operating activities...................................     (446)            (232)
       Changes in assets and liabilities:
          Straight-line rent receivable.............................   (1,448)            (647)
            Due from Affiliates.....................................   (1,617)            (277)
            Other assets............................................    6,511            5,469
            Deferred incentive compensation.........................  (14,401)              -
            Accounts payable and accrued expenses...................   (4,482)          (1,585)
                                                                     ----------       ----------
   Net cash provided by operating activities........................   52,495           55,249
                                                                     ----------       ----------

   Cash flows used in investing activities
   Additions to rental properties...................................  (76,955)         (13,937)
   Proceeds from sale of center.....................................    4,224               -
   Additions to investments in unconsolidated affiliates............  (18,501)         (15,818)
   Additions to other assets........................................     -              (5,000)
   Distributions from investments in
        unconsolidated affiliates in excess of earnings.............      337            4,360
   Additions to deferred development costs..........................   (2,844)          (2,067)
   Payments from related parties....................................    1,104            1,726
   Loans to related parties.........................................     (550)              -
                                                                     ----------       -----------
   Net cash used in investing activities............................  (93,185)         (30,736)
                                                                     ----------       -----------

   Cash flows used in financing activities
   Debt proceeds....................................................  177,324          157,664
   Repayments of debt...............................................  (89,806)        (134,500)
   Net proceeds from sale of the Company's common stock.............    5,001            1,217
   Distributions....................................................  (25,177)         (22,612)
   Redemption of the Company's preferred stock......................   (9,010)              -
   Additions to deferred financing costs............................     (389)          (1,969)
                                                                     ----------      -----------
   Net cash provided by (used in) financing activities..............   57,943             (200)
                                                                     ----------      -----------

   Net increase in cash and cash equivalents........................   17,253           24,313
   Cash and cash equivalents, beginning of period...................   24,604           18,036
                                                                     ----------      -----------
   Cash and cash equivalents, end of period.........................  $41,857          $42,349
                                                                     ==========      ===========
    Supplemental information - 2002:
    Non-cash investing activities:
       Additions to rental properties on consolidation of property previously held as a 50% investment in unconsolidated
        affiliates                                                    $68,938
                                                                     ==========

    Non-cash financing activities:
       Assumption of construction loan payable on consolidation
       of property previously held as a 50% investment
       in unconsolidated affiliates                                   $59,360
                                                                     ==========

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

CPG Partners, L.P., (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993, specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers (the "Premium Portfolio") and 29 other retail centers containing approximately 4.3 million square feet of gross leasable area ("Other Properties"), (collectively the "Properties"). As of June 30, 2002, the OP wholly or partially owned 56 centers in 28 states and Japan containing approximately 12.7 million square feet of gross leasable area ("GLA"). The OP’s Premium Properties included 27 properties containing 8.4 million square feet of GLA that generated 88% of the retail net operating income for the six months ended June 30, 2002. These properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

The sole general partner in the OP, Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed Real Estate Investment Trust.

The OP has developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, fulfillment and customer services.

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company’s common shares. The OP simultaneously declared a 2-for-1 split of the OP’s Limited Partner units. The stock/unit dividend was payable May 28, 2002 to shareholders/unitholders of record on May 14, 2002. The amounts in the accompanying financial statements reflect the stock/unit splits.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2002, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Common ownership of the OP as of June 30, 2002 was approximately as follows:

General Partner Limited Partners Total	85.8% 14.2% 100.0%	37,946,000 6,274,000 44,220,000	units units

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

CPG Partners, L.P.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation (continued)

Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP’s Annual Report on Form 10-K for the year ended December 31, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the OP on January 1, 2002. The adoption of this pronouncement did not have a material impact on the OP’s results of operations or financial position.

In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the OP's results of operations or financial position.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

2. Acquisitions and Dispositions

Acquisitions

On April 1, 2002, the OP acquired Simon Property Group, Inc.‘s, ("Simon") 50% undivided ownership interest in Orlando Premium Outlets, a 430,000 square-foot center located in Orlando, Florida ("OPO"), for $46.6 million in cash and assumed Simon’s $29.7 million pro-rata share of existing mortgage debt and Simon’s pro-rata guarantee related to this loan. On June 16, 2002, the OP repaid the outstanding balance of $59.4 million and extinguished the mortgage. After the acquisition, the operations of OPO were consolidated in the accompanying financial statements.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is classified as Other Properties.

Dispositions

In June 2002, the OP sold Factory Stores of America at Corsicana, Corsicana, Texas, Factory Stores of America at La Marque, La Marque, Texas; and an outparcel in Crossville, Tennessee, generating net proceeds of approximately $4.2 million, which approximated the net book value of the properties. Accordingly, no gain or loss on these sales was recognized.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates

The OP holds interests in domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Income from unconsolidated investments and loss from Chelsea Interactive includes equity-in-earnings, management, advisory, license, leasing and guarantee fees earned from these affiliates.

As of June 30, 2002, the OP’s interests included a 49% interest in F/C Acquisition Holdings, LLC ("F/C"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in Las Vegas Premium Outlets with Simon ("Simon-Las Vegas") and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

The OP has developed an e-commerce venture through its affiliate, Chelsea Interactive. The OP’s funding to this venture was $48.0 million as of June 30, 2002. The Board of Directors has approved funding up to $60.0 million. The OP anticipates funding the balance of development costs during the next twenty-four months; however, due to unknown risks which may be involved in this venture, there can be no assurance that future revenue will be adequate to recover the OP’s investment. The OP owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock.

On April 1, 2002, the OP acquired Simon’s 50% undivided ownership interest in OPO for $46.6 million in cash and assumed Simon’s $29.7 million pro-rata share of existing mortgage debt. The operations of OPO are consolidated in the accompanying financial statements from the date of acquisition.

In June 2002, the OP and Simon entered into a new 50/50 joint venture ("Simon-Las Vegas") to develop and operate a 430,000 square-foot single-phase outlet center located in Las Vegas, Nevada scheduled to open in the fall of 2003. Las Vegas Premium Outlets is located between Grand Central Parkway and I-15 near the intersection of U.S. Route 95, easily accessible from downtown Las Vegas and the "Strip." On June 20, 2002, Simon-Las Vegas purchased a 40-acre site and commenced construction. The partners will be responsible for financing their 50% share of the development costs. As of June 30, 2002, the OP had contributed $15.3 million.

In July 2002, F/C PRT Investment Inc., ("Fortress") exercised its right under the F/C Limited Liability Company Agreement to invoke the "Buy/Sell Right". This gives the OP the option to sell Fortress the OP’s 49% interest in F/C or buy Fortress’ 51% interest. The OP has elected to buy Fortress’ 51% interest for cash of $58.9 million, to be borrowed under the OP’s bank line of credit, thereby valuing the properties at $285 million (including $169.6 million of mortgage debt). Closing of the purchase has been scheduled for August 19, 2002.

In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million that resulted in a gain of approximately $10.9 million.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates as of June 30, 2002 (in thousands):

                                       Chelsea      Simon-       Simon-        Chelsea
                             F/C        Japan       Orlando      LasVegas      Interactive     Other          Total
                           ---------  ---------    ----------    ---------     -----------    ----------     ---------

Balance 12/31/01...        $36,118      $9,296         $9,723     $ -           $34,856        $3,696         $93,689

Additional
   Investment......              -           -              -      15,449         6,355             -          21,804
Dispositions......               -           -         (9,199)      -                 -             -          (9,199)
Income (loss) from
   unconsolidated
   investments.....          3,362       2,055          1,310       -            (6,476)           25            276
Distribution and
   fees............         (2,507)     (1,345)          (250)      -                 -             -         (4,102)
Advances (net).....         (1,155)       (381)        (1,584)      2,386           329             6           (399)
                           ---------    -----------    --------   ----------    ----------    ----------    ----------
Balance 6/30/02            $35,818      $9,625          $ -       $17,835       $35,064        $3,727       $102,069
                           =========    ===========    ========   ==========    ==========    ==========    ==========

The OP’s share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                     For the Three Months Ended June 30,
                      -------------------------------------------------------------------------------------
                                           2002                                      2001
                      -------------------------------------------- ----------------------------------------
                                                     Income (loss)                           Income
                        Income (loss)                   from       Income (loss)            (loss) from
                         before                        Unconsol.      before                 Unconsol.
                        Depreciation      Depr.      Investments   Depreciation     Depr.   Investments
                       --------------    ---------    -----------  --------------  ------  --------------
F/C................         $2,546        $726         $1,820      $2,088          $660       $1,428
Chelsea Japan......          1,595         433          1,162       1,304           366          938
Simon Orlando......              -           -              -       1,512           566          946
Other..............              -           -              -         (27)            -          (27)
                          ------------  ---------    -----------  -------------  --------   -----------
   Total...........         $4,141       1,159         $2,982      $4,877        $1,592       $3,285
                          ============  =========    ===========  =============  ========   ===========
Chelsea
Interactive........        ($1,716)     $2,060        ($3,776)      ($299)         $473        ($772)
                          ============  =========    ============ =============  ========   ===========

                                                      For the Six Months Ended June 30,
                      -------------------------------------------------------------------------------------
                                           2002                                      2001
                      ------------------------------------------  -----------------------------------------
                                                      Income                                  Income
                        Income (loss)               (loss) from    Income (loss)            (loss) from
                          before                      Unconsol.      before                  Unconsol.
                      Depreciation       Depr.      Investments    Depreciation  Depr.      Investments
                      ---------------   ---------  ------------   ------------- ---------   --------------
F/C................         $4,809      $1,447         $3,362      $4,229        $1,317       $2,912
Chelsea Japan......          2,887         832          2,055       2,175           619        1,556
Simon-Orlando......          1,833         523          1,310       3,195         1,136        2,059
Other..............             25           -             25          29            -            29
                         ------------  ---------     -----------  ------------   --------   -------------
   Total...........         $9,554      $2,802         $6,752      $9,628        $3,072       $6,556
                         ============  =========     ===========  ============   ========   =============
Chelsea
Interactive........        ($2,908)     $3,568        ($6,476)      ($917)       $1,053      ($1,970)
                         ============  =========     ===========  ============   ========   =============

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed financial information as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001 for F/C, Chelsea Japan, Simon-Orlando and Simon-Las Vegas (which are included in "Retail") and Chelsea Interactive is as follows (in thousands):

                                                                                  Chelsea
                                                                 Retail         Interactive
                                                             -------------     ---------------
Property, plant and equipment (net)
     June 30, 2002........................................     $324,247           $28,366
     December 31, 2001....................................      355,427            29,923

Total assets
     June 30, 2002........................................      368,439            34,421
     December 31, 2001....................................      409,944            34,963

Long term debt (1)
     June 30, 2002........................................      227,676                 -
     December 31, 2001....................................      282,057                 -

Total liabilities
     June 30, 2002........................................      259,292             2,518
     December 31, 2001....................................      321,854             2,665

Net income (loss)
  Three months ended:
        June 30, 2002.....................................        4,055            (3,776)
        June 30, 2001.....................................        4,330            (2,546)

 Six months ended:
        June 30, 2002.....................................        9,047            (7,337)
        June 30, 2001.....................................        8,382            (5,241)

OP's share of net income (loss)
  Three months ended:
        June 30, 2002.....................................        1,865            (3,776)
        June 30, 2001.....................................        2,042              (772)

  Six months ended:
        June 30, 2002.....................................        4,259            (6,476)
        June 30, 2001.....................................        4,012            (1,970)

Fee income
  Three months ended:
        June 30, 2002.....................................        1,117                 -
        June 30, 2001.....................................        1,269                 -

  Six months ended:
        June 30, 2002......................................       2,468                 -
        June 30, 2001......................................       2,515                 -

(1) Long-term debt includes $169.1 million in F/C, and $58.5 million in Chelsea Japan as of June 30, 2002 and $170.5 million in F/C, $58.5 million in Simon-Orlando and $53.1 million in Chelsea Japan as of December 31, 2001.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Non-Compete Agreement

The OP recognized income from its non-compete agreement with The Mills Corporation of $2.6 million during the six months ended June 30, 2002 and 2001. Such amounts are included in other income in the accompanying financial statements.

5. Debt

Unsecured Bank Debt

At June 30, 2002, the OP had a $160.0 million senior unsecured bank line of credit that was increased to $200.0 million effective July 31, 2002, (the "Senior Credit Facility"). Under the new terms, the Senior Credit Facility’s expiration is March 31, 2005, and the OP has the right to extend the maturity date until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.07% at June 30, 2002) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP’s Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. At June 30, 2002, $78.0 million was outstanding under the Senior Credit Facility.

The OP also has a $5.0 million term loan (the "Term Loan") that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding as of June 30, 2002 and December 31, 2001, is as follows (in thousands):

                                                     June 30,      December 31, Effective
                                                       2002          2001        Yield (1)
                                                    -----------   ------------  ---------

8.375% Unsecured Notes due August 2005...........     $49,907       $49,892        8.44%
7.25% Unsecured Notes due October 2007...........     124,825       124,809        7.29%
8.625% Unsecured Notes due August 2009............     49,928        49,923        8.66%
8.25% Unsecured Notes due February 2011..........     148,743       148,670        8.40%
6.875% Unsecured Notes due June 2012..............     99,168             -        6.90%
                                                    ----------    -----------
   Total                                             $472,571      $373,294
                                                    ==========    ===========

(1) Including discount on the notes

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 which were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding as of June 30, 2002 and December 31, 2001 and the related interest rate and Net Book Value ("NBV") of the associated collateral as of June 30, 2002 are as follows (in thousands):

                                  June 30,        December 31,                   Interest
                                    2002              2001        Due Date          Rate          NBV
                                 -----------    --------------   -----------     -----------   ----------
Construction Loan (1)             $     -          $29,531             -             -           $     -
Bank Mortgage Loan (2)             67,750           68,250        April 2010        7.26%         73,294
Mortgage Loan (3)                  71,956           72,428     December 2012        7.67%          75,006
                                 -----------    ------------                                    ---------
                                 $139,706          $170,209                                      $148,300
                                 ===========    ============                                    ==========
(1)	In February 2000, Chelsea Allen entered into a $40.0 million Construction Loan used to fund the Allen Premium Outlets project. The Construction Loan bore interest equal to LIBOR plus 1.375% with a maturity date of February 2003 and was guaranteed by the Company and the OP. On June 18, 2002, the OP repaid the outstanding balance of $29.8 million and extinguished the construction loan.

(2)	In April 2000, Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (3.34% at June 30, 2002) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement effective January 2, 2001 to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. As of June 30, 2002, the OP recognized interest expense of $1.3 million on the hedge, which amount is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. As of June 30, 2002, the OP recognized $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

Interest and loan costs of approximately $0.6 million and $0.5 million were capitalized as development costs during the three months ended June 30, 2002 and 2001, respectively; and approximately $1.3 million and $1.1 million during the six months ended June 30, 2002 and 2001, respectively.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Financial Instruments: Derivatives and Hedging

The OP employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At June 30, 2002 the OP’s interest rate swap was reported at its fair value and classified as an other liability of $4.3 million. As of June 30, 2002, there were $4.3 million in deferred losses, and represented in accumulated other comprehensive loss, a partners’ capital account. Within the next twelve months, the OP expects to reclassify to earnings approximately $1.2 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

       Hedge Type        Notional Value     Rate      Maturity     Fair Value
       ----------        --------------    --------   ---------    ----------
      Swap, Cash Flow    $67.8 million      5.7625%    1/1/06     ($4.3 million)

At March 31, 2002, the OP had Japanese yen forward contracts with a notional value of 255 million yen and a fair value of $10,000 as a hedge against its yen-denominated receivable due from Chelsea Japan. During the quarter ended June 30, 2002, the receivable and yen forward contracts were settled and the OP received $1.9 million and recognized a $0.1 million foreign exchange loss, which is included in income from unconsolidated investments in the accompanying financial statements.

The notional value and fair value of the above hedge provides an indication of the extent of the OP’s involvement in financial derivative instruments at June 30, 2002, but do not represent exposure to credit, interest rate, foreign exchange or market risk.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Partner’s Capital

Following is a statement of partner’s capital for the six months ended June 30, 2002 (in thousands):

                                                                                         Accum. Other
                                          General     Limited    Preferred                   Comp.         Total
                                         Partner's   Partners'   Partner's    Officer    Income (Loss)   Partners'
                                          Capital     Capital     Capital      Loan           (1)         Capital
                                        ------------ ---------- -----------  ---------  ---------------  ------------

Balance December 31, 2001...............   $362,402     $52,825     $63,315         $ -     ($3,480)       $475,062

Net income..............................     27,048       7,140           -           -           -          34,188
Other comprehensive income/(loss):
     Foreign currency translation.......          -           -           -           -         284             284
     Interest rate swap.................          -           -           -           -      (1,177)         (1,177)
                                                                                                        ------------
Total comprehensive income..............                                                                     33,295
                                                                                                        ------------

Common distributions....................    (33,692)     (5,595)          -           -           -         (39,287)
Preferred distribution..................     (1,753)     (2,924)          -           -           -          (4,677)
Contributions (net of costs)............      5,489           -           -           -           -           5,489
Redemption of preferred units
     (net of costs)...................       (9,010)          -           -           -           -          (9,010)
Transfer of limited partners'
     interest.........................          211        (211)          -           -           -               -
Officer loan............................          -           -           -        (488)          -            (488)
                                        ------------  -----------  ----------  ----------  ----------  ---------------
Balance June 30, 2002..............        $350,695     $51,235     $63,315       ($488)    ($4,373)       $460,384
                                        ============  ===========  ==========  ==========  ==========  ===============

(1) At June 30, 2002, accumulated other comprehensive loss included $0.1 million related to foreign currency translation and $4.3 million related to interest rate swap.

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company’s common shares. The OP simultaneously declared a 2-for-1 split of the OP’s Limited Partner units. The stock/unit dividend was payable May 28, 2002 to shareholders/unitholders of record on May 14, 2002.

On February 15, 2002, the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share. On May 15, 2002, the Company redeemed and retired 52,927 shares of Preferred Stock at a net price of $47.25 per share.

On July 12, 2002, the Company redeemed and retired 13,625 shares of Preferred Stock at a net price of $47.25 per share.

8. Distributions

On June 6, 2002, the Board of Directors of the Company declared a $0.485 per share dividend to unitholders of record on June 28, 2002. The distribution, totaling $21.4 million, was paid on July 15, 2002.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies

On May 15, 2002, the OP entered into an agreement which contemplates a 50/50 joint venture known as La Quebrada Outlet Trust with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence in the summer of 2002, with construction to begin later in the year. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the OP has committed $3.0 million to the joint venture.

In connection with the 50/50 Las Vegas Premium Outlets joint venture with Simon, the OP has committed to provide 50%, or approximately $47.5 million, of the development costs of the 430,000 square-foot center. As of June 30, 2002, the OP contributed $15.3 million to the project.

In October 1999, an equity investee of the OP entered into a 4 billion yen (approximately US $33.5 million) line of credit guaranteed by the Company and OP to fund its share of Chelsea Japan’s construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2002), has been extended through April 2003 and has a one-year extension. At June 30, 2002, 1.03 billion yen (approximately US $8.6 million) was outstanding under the loan. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $31.8 million) loan with a Japanese bank to fund construction costs. The loan matures in 2015 and as of June 30, 2002, $3.7 billion Yen (approximately US $31.0 million) was outstanding and bears interest at 2.20%. On March 29, 2002, Chelsea Japan entered into a 600 million yen (approximately US $5.0 million) loan with a Japanese bank to fund the construction of the second phase of Rinku. The loan matures in 2012 and as of June 30, 2002 the entire facility was outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the OP.

The OP has agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail PLC and affiliates, to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of June 30, 2002, the OP had provided limited debt service guarantees of approximately $18.1 million to Value Retail PLC. In October 2001, the guarantee limit was increased to $24.1 million until April 2002 at which time it reverted to $22.0 million. The OP received $2.1 million collateral for this short-term increase that reverted back to Value Retail in June 2002. Such escrow is included in restricted cash-escrows and other liabilities in the accompanying balance sheet as of December 31, 2001.

Other assets includes $7.5 million and accrued expenses and other liabilities include $8.0 million at June 30, 2002, respectively, related to the 2002 deferred unit incentive program with certain key officers which may be paid in 2007.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire on June 2004 for the benefit of certain unitholders. Each unit holder borrower will issue a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001, loans made to unitholders or affiliates of management of the OP, totaled $3.2 million. During the six months ended June 30, 2002, the OP received a $0.5 million pay off of one loan and a $0.6 million pay down on the other loan outstanding. During the six months ended June 30, 2002, the OP advanced $1.0 million to another unitholder. The carrying value of such loans approximated fair value at June 30, 2002.

13. Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: premium domestic, other domestic and international. The OP evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Segment Information (continued)

                                        Premium     Other
(in thousands)                          Domestic    Domestic      International   Other       Total
-----------------------------------   -----------   -----------   ------------- ---------   ----------
                                                       (1)              (2)       (3)
Total revenues
  Three months ended:
        June 30, 2002..............      $51,112      $12,555         $ -        $1,363       $65,030
        June 30, 2001..............       44,523           -            -         1,774        46,297

  Six months ended:
        June 30, 2002..............       95,187       23,784           -         2,740       121,711
        June 30, 2001..............       87,463            -           -         3,658        91,121

Interest income
  Three months ended:
        June 30, 2002..............          257           40           -            78           375
        June 30, 2001..............          418            -           -           275           693

  Six months ended:
        June 30, 2002..............          540           64           -           171           775
        June 30, 2001..............          413            -           -         1,079         1,492

Income from unconsolidated
      investments
  Three months ended:
        June 30, 2002..............        1,819            -       1,163        (3,776)         (794)
        June 30, 2001..............        2,373            -         912          (772)        2,513

  Six months ended:
        June 30, 2002..............        4,672            -       2,080        (6,476)          276
        June 30, 2001..............        4,971            -       1,585        (1,970)        4,586

NOI
  Three months ended:
        June 30, 2002..............       40,453        6,017       2,148        (1,819)       46,799
        June 30, 2001..............       35,778            -       1,738          (595)       36,921

  Six months ended:
        June 30, 2002..............       77,039       10,947       3,851        (2,563)       89,274
        June 30, 2001..............       70,267            -       2,944        (1,036)       72,175

Fixed asset additions
  Six months ended:
        June 30, 2002..............       47,036       29,088           -           831        76,955
        June 30, 2001..............       13,264            -           -           673        13,937

Total assets
        June 30, 2002..............      974,751      224,158      13,351        27,451     1,239,711
        December 31, 2001..........      866,738      194,406      15,092        23,072     1,099,308

(1) Approximately 25% of the GLA is occupied by and approximately 13% of annualized revenue is derived from one tenant.
(2) Principally comprised of the OP's interest in Chelsea Japan.
(3) Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                                     2002        2001             2002      2001
                                                                 ----------   -----------   ------------  ----------
    Segment NOI................................................   $46,799      $36,921         $89,274    $72,175
    Interest expense - consolidated............................  (10,843)      (8,820)        (20,593)   (17,435)
    Interest expense - unconsolidated investments..............     (139)        (143)           (267)      (300)
    Depreciation and amortization expense - consolidated.......  (14,243)     (11,746)        (27,184)   (23,305)
    Depreciation and amortization
     expense - unconsolidated investments......................   (1,159)      (1,592)         (2,802)    (3,072)

    Depreciation and amortization
                 expense - Chelsea Interactive.................   (2,060)        (473)         (3,568)    (1,053)
    Income tax - unconsolidated investments....................     (413)        (317)           (672)      (440)
                                                                 ---------    -----------    ----------  -----------
    Net income.................................................   $17,942      $13,830         $34,188    $26,570
                                                                 =========    ===========    ==========  ===========

14. Subsequent Events

In July 2002, the OP sold Factory Stores of America at Livingston, Livingston, Texas; Factory Stores of America at Tucson, Tucson, Arizona and an outparcel in Story City, Iowa, generating net proceeds of approximately $2.6 million, which approximated the net book value of the properties. Accordingly, no gain or loss on these sales was recognized.

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

General Overview

From July 1, 2001 to June 30, 2002, the OP grew by increasing rents at its operating centers, expanding three centers, acquiring 32 retail centers and consolidating a center previously held as a 50% unconsolidated investment. Increasing rents at operating centers resulted in base rent growth of $2.1 million. The expansion of two wholly-owned centers increased base rent by $0.8 million. The acquisition of 32 retail centers increased base rent by $17.7 million. The consolidation of a center previously held as an unconsolidated investment resulted in base rent growth of $3.0 million. Income from unconsolidated investments increased by $0.2 million during the six months ended June 30, 2002 as a result of higher earnings, increased fees and the opening of the expansion of Rinku Premium Outlets during March 2002 offset by the consolidation of a center previously held as an unconsolidated investment.

The OP operated GLA of 12.7 million square feet at June 30, 2002 compared to 8.2 million square feet of GLA at June 30, 2001. The OP’s Premium Properties consisted of 27 wholly or partially owned centers containing 8.4 million and 8.2 million square feet of GLA at June 30, 2002 and 2001, respectively. Additionally, at June 30, 2002, the OP wholly-owned 29 Other Properties containing 4.3 million square feet of GLA.

Net GLA added since July 1, 2001, is detailed as follows:

                                                         12 months          6 months        6 months
                                                           ended             ended           ended
                                                         June 30,           June 30,        December 31,
                                                           2002               2002            2001
                                                      ---------------     -------------    ------------
Changes in GLA (sf in 000's):

Centers expanded:
     Rinku Premium Outlets (40% owned) ............          70                70                -
     Napa Premium Outlets..........................           9                 9                -
     Allen Premium Outlets.........................         115               (4)              119
     Other.........................................          (7)               (4)              (3)
                                                      -----------     -------------        ---------
Total centers expanded.............................         187                71              116

Centers acquired:
    Edinburgh Outlets..............................         305               305                -
    Kittery Premium Outlets II (1).................          21                 -               21
    Other Properties (1)...........................       4,279                 -            4,279

                                                      ------------     -------------       ---------
Total centers acquired.............................       4,605               305            4,300

Center sold:
    Other Properties..............................        (240)              (240)               -
    Mammoth Premium Outlets.......................         (35)                 -              (35)
                                                      ---------------     -------------    ----------
Total centers sold.................................       (275)              (240)             (35)

Net GLA added during the period....................      4,517                136            4,381

GLA at end of period...............................     12,710             12,710           12,574

1)      Acquired on September 25, 2001.

Results of Operations

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

Income increased $4.1 million, or 29.7%, to $17.9 million for three months ended June 30, 2002, from $13.8 million for the three months ended June 30, 2001. This increase was primarily the result of the acquisition of the 31 retail centers on September 25, 2001, acquisition of one center on April 1, 2002 and the purchase of the other 50% interest in Orlando Premium Outlets ("OPO"), previously held as a 50% unconsolidated investment, higher rents on releasing and renewals during 2002, partially offset by increased losses from Chelsea Interactive.

Base rentals increased $14.7 million, or 51.1%, to $43.3 million for the three months ended June 30, 2002, from $28.7 million for the three months ended June 30, 2001, due to the acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002, higher average rents on releasing and renewals and the expansion of a center in late 2001.

Percentage rents increased $1.5 million, or 47.8%, to $4.5 million for the three months ended June 30, 2002, from $3.0 million for the three months ended June 30, 2001, primarily due to the higher tenant sales and acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $2.7 million, or 23.3%, to $14.5 million for the three months ended June 30, 2002, from $11.8 million for the three months ended June 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 88.3% for the three months ended June 30, 2002 compared to 93.6% for the three months ended June 30, 2001. The average recovery of reimbursable expense for the Other Properties was 55% for the three months ended June 30, 2002.

Other income decreased $0.1 million to $2.7 million for the three months ended June 30, 2002, from $2.8 million for the three months ended June 30, 2001, primarily due to decreased interest income from lower interest rates partially offset by an increase in ancillary operating income.

Operating and maintenance expenses increased $5.6 million, or 44.2%, to $18.2 million for the three months ended June 30, 2002, from $12.6 million for the three months ended June 30, 2001. The increase was primarily due to costs related to increased GLA and the acquisition of the 32 new retail centers and the purchase of the OPO interest.

Depreciation and amortization expense increased $2.5 million to $14.2 million for the three months ended June 30, 2002, from $11.7 million for the three months ended June 30, 2001. The increase was due to depreciation of the acquisition of the 32 retail centers, the purchase of the OPO interest and increased GLA.

General and administrative expense increased $0.6 million to $1.9 million for the three months ended June 30, 2002, from $1.3 million for the three months ended June 30, 2001, primarily due to increased unit program accrual and professional fees.

Other expenses increased $0.6 million to $1.1 million for the three months ended June 30, 2002, from $0.5 million for the three months ended June 30, 2001, due to ground lease expenses assumed with the acquisition of the 31 retail centers and increased legal expenses.

Income from unconsolidated investments decreased $0.3 million to $3.0 million for the three months ended June 30, 2002, from $3.3 million for the three months ended June 30, 2001, due to the purchase of the other 50% interest in OPO which was previously held as 50% unconsolidated investment offset by increased earnings from F/C and Chelsea Japan.

The loss from Chelsea Interactive increased $3.0 million to $3.8 million for the three months ended June 30, 2002, from $0.8 million for the three months ended June 30, 2001. The increase was due to increased payroll, general and administrative, depreciation and amortization expense and lack of third party participation in the losses.

Interest expense increased $2.0 million to $10.8 million for the three months ended June 30, 2002, from $8.8 million for the three months ended June 30, 2001, due to higher debt balances from acquisitions and bond issue partially offset by lower interest rates.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

Income increased $7.6 million to $34.2 million for the six months ended June 30, 2002, from $26.6 million for the six months ended June 30, 2001. The increase was the result of increases in revenues, primarily the result of the acquisition of 32 retail centers, the purchase of the other 50% interest in OPO previously held as a 50% unconsolidated investment, higher rents on releasing and renewals partially offset by the loss from Chelsea Interactive and increases in operating, maintenance, depreciation and amortization and interest expenses.

Base rentals increased $24.4 million, or 42.5%, to $81.8 million for the six months ended June 30, 2002, from $57.4 million for the six months ended June 30, 2001, due to the acquisition of 32 retail centers and the purchase of the OPO interest in April 2002 and higher average rents on new leases and renewals.

Percentage rents increased $1.8 million or 30.2% to $7.6 million for the six months ended June 30, 2002, from $5.8 million for the six months ended June 30, 2001, primarily due to higher tenant sales and the acquisition of 32 retail centers and the purchase of the OPO interest in April 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $4.7 million, or 21.0%, to $27.1 million for the six months ended June 30, 2002, from $22.4 million for the six months ended June 30, 2001, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 87.5% for the six months ended June 30, 2002, compared to 90.7% for the six months ended June 30, 2001. The average recovery of reimbursable expense for the Other Properties was 53.9% for the six months ended June 30, 2002.

Other income decreased $0.3 million to $5.2 million for the six months ended June 30, 2002, from $5.5 million for the six months ended June 30, 2001. The decrease is primarily the result of decreased interest income, from lower interest rates partially offset by an increase in ancillary income.

Operating and maintenance expenses increased $9.7 million, or 39.1%, to $34.4 million for the six months ended June 30, 2002, from $24.7 million for the six months ended June 30, 2001. The increase was primarily due to costs related to increased GLA, acquisition of the 32 retail centers and the purchase of the OPO interest in April 2002.

Depreciation and amortization expense increased $3.9 million, or 16.6%, to $27.2 million for the six months ended June 30, 2002, from $23.3 million for the six months ended June 30, 2001. The increase was due to depreciation of the acquisition of the 32 retail centers and the purchase of the OPO interest.

General and administrative expense increased $1.0 million to $3.4 million for the six months ended June 30, 2002, from $2.4 million for the six months ended June 30, 2001, primarily due to increased accrual for unit program and professional fees.

Other expenses increased $1.0 million to $2.2 million for the six months ended June 30, 2002, from $1.2 million for the six months ended June 30, 2001. The increase was primarily due to ground lease expenses assumed with the acquisition of the 31 retail centers, legal expenses and increases in bad debt.

Income from unconsolidated investments increased $0.2 million to $6.8 million for the six months ended June 30, 2002, from $6.6 million for the six months ended June 30, 2001, due to increased earnings from F/C and Chelsea Japan, including a one time leasing fee of $0.2 million from Rinku phase two, offset by the purchase of the other 50% interest in OPO which was previously held as a 50% unconsolidated investment.

The loss from Chelsea Interactive increased $4.5 million to $6.5 million for the six months ended June 30, 2002, from $2.0 million for the six months ended June 30, 2001, due to increased depreciation, administrative and maintenance expenses and lack of third party participation in the losses.

Interest in excess of amounts capitalized increased $3.2 million to $20.6 million for the six months ended June 30, 2002, from $17.4 million for the six months ended June 30, 2001, primarily due to higher debt balances from acquisitions, lower construction activity and new bond issue partially offset by lower interest rates.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow in 2001 of $121.7 million is expected to increase with a full year of operations of the 4.4 million square feet of GLA added during 2001, the acquisition of one center and the purchase of the OPO interest in April 2002 and scheduled openings of approximately 127,000 square feet of GLA in 2002. The OP has adequate funding sources to complete and open all planned acquisition or development projects, fund committed amounts for Chelsea Interactive and exercise the option to acquire the remaining 51% interest in F/C. This will be accomplished with available cash of $41.9 million and $122 million available under the increased Senior Credit Facility. The OP also has the ability to access the public markets through its $350 million debt shelf registration and the Company's $185 million equity shelf registration.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, and meet funding requirements for Chelsea Interactive and Simon-Las Vegas.

Common distributions declared and recorded during the six months ended June 30, 2002, were $39.2 million, or $0.89 per unit. The OP's distribution payout ratio as a percentage of net income before depreciation and amortization (exclusive of amortization of deferred financing costs ("FFO")) was 67.4% for the six months ended June 30, 2002. The Senior Credit Facility limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

At June 30, 2002, the OP had a $160.0 million senior unsecured bank line of credit that was increased to $200.0 million effective July 31, 2002, (the "Senior Credit Facility"). Under the new terms, the Senior Credit Facility's expiration is March 31, 2005, and the OP has the right to extend the maturity date until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (3.07% at June 30, 2002) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. A facility fee of 0.125% on the Senior Credit Facility is payable annually in advance. After the line increase, $122.0 million of the Senior Credit Facility was available.

On June 18, 2002, the OP completed a $100 million debt offering consisting of $100 million of 6.875% unsecured term notes due June 2012 which were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and OPO construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

On April 1, 2002, the OP acquired a 305,000 square foot center located in Edinburgh, Indiana for $27.0 million in cash. The center is located 40 miles south of downtown Indianapolis and was 98% leased at the acquisition date. The OP funded the transaction from available cash and the Senior Credit Facility.

Also on April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets by acquiring Simon's 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt. The cash portion of the transaction was funded by borrowing from the Senior Credit Facility.

In February 2002, the Company redeemed and retired 136,500 shares of 8.375% Series A Cumulative Redeemable Preferred Stock at $47 per share. On May 15, 2002, and July 12, 2002, the Company redeemed and retired an additional 52,927 and 13,625 shares of Preferred Stock, respectively, at a net price of $47.25 per share using available cash.

In June 2002, the OP sold Factory Stores of America at Corsicana, Corsicana, Texas; Factory Stores of America at La Marque, La Marque, Texas and an outparcel in Crossville, Tennessee generating net proceeds of approximately $4.2 million, which approximated their net book values. Accordingly, no gain or loss on these sales was recognized.

In July 2002, the OP sold Factory Stores of America at Livingston, Livingston, Texas; Factory Stores of America at Tucson, Tucson, Arizona and an outparcel in Story City, Iowa generating net proceeds of approximately $2.6 million, which approximated the net book value of the properties. Accordingly, no gain or loss on these sales was recognized.

Development activity for real estate operations as of June 30, 2002 includes additional phases of two existing centers, totaling 47,000 square feet scheduled to open in late-2002. The OP is also in the development stage of the 50% joint venture project outside Las Vegas, NV scheduled to open in the fall of 2003; followed by Chicago, IL and Seattle, WA scheduled to open in 2004; and an international project north of Tokyo in Sano scheduled to open in mid-2003. These projects are under development and there can be no assurance that they will be completed or opened, or that there will not be delays in opening or completion. All current development activity will be financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

On May 15, 2002, the OP entered into an agreement which contemplates a 50/50 joint venture known as La Quebrada Outlet Trust with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to entitlements, site work for the 200,000 square-foot first phase of the outlet project is scheduled to commence in the summer of 2002, with construction to begin later in the year. Phase I is expected to open in 2004. The site can support a second phase containing approximately 175,000 square feet of GLA. To date, the OP has committed $3.0 million to the joint venture.

In connection with the 50/50 Las Vegas Premium Outlets joint venture with Simon, the OP has committed to provide 50%, or approximately $47.5 million, of the development costs of the 430,000 square-foot center. As of June 30, 2002, the OP contributed $15.3 million to the project.

The OP has minority interests ranging from 5% to 15% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village outside of London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. There was additional new center developments planned and one new European project is under construction and expected to open in Spring 2003. The OP's total investment in Europe as of June 30, 2002 was $3.7 million. The OP has also agreed to provide up to $22.0 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail PLC, to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In October 2001 the guarantee was increased to $24.1 million from $22.0 million until April 2002 at which time it reverted to $22.0 million. The OP received $2.1 million in restricted cash collateral for this short-term increase, which reverted back to Value Retail in June 2002. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million that resulted in a gain of approximately $10.9 million.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture is known as Chelsea Japan Co., Ltd. ("Chelsea Japan"). In conjunction with the agreement, the OP contributed $1.7 million in equity. In addition, an equity investee of the OP entered into a 4 billion yen (approximately US $33.5 million) line of credit guaranteed by the Company and OP to fund its share of construction costs. The line of credit bears interest at yen LIBOR plus 1.35% (1.475% at June 30, 2002) has been extended through April 2003 and has a one-year extension. At June 30, 2002, 1.03 billion yen (approximately US $8.6 million) was outstanding under the line of credit. In March 2000, Chelsea Japan entered into a 3.8 billion yen (approximately US $31.8 million) loan with a Japanese bank to fund construction costs. The loan matures in 2015 and as of June 30, 2002, 3.7 billion Yen (approximately US $31.0 million) was outstanding and bears interest at 2.20%. On March 29, 2002 Chelsea Japan entered into a 600 million yen (approximately US $5.0 million) loan with a Japanese bank to fund construction on the second phase of Rinku. The loan matures in 2012 and as of June 30, 2002, the entire facility is outstanding and bears interest at 1.5%. Both loans are secured by the two operating properties and are 40% guaranteed by the OP. Subject to governmental and other approvals, Chelsea Japan expects to announce additional projects during 2002. Funding for such construction is anticipated to be through partner loans or a loan with a Japanese bank.

The OP has developed an e-commerce venture through its affiliate, Chelsea Interactive. The OP's funding to this venture was $48.0 million as of June 30, 2002. The Board of Directors has approved funding up to $60.0 million. The OP anticipates funding the balance of development costs during the next twenty-four months; however, due to unknown risks which may be involved in this venture, there can be no assurance that future revenue will be adequate to recover the OP's investment.

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

The OP's cash balances increased $17.3 million to $41.9 million at June 30, 2002 from $24.6 million at December 31, 2001. Net cash provided by operating activities decreased $2.8 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. The decrease was primarily due to the payout of the deferred incentive compensation in March 2002, substantially offset by the increased operating cash flow generated from the growth of the OP's GLA. Net cash used in investing activities increased $62.4 million for the six months ended June 30, 2002 compared to the corresponding 2001 period. The increase was primarily due to the acquisition of one center and the purchase of the other 50% interest in OPO. Net cash provided by financing activities increased by $58.1 million compared to the corresponding period in 2001. The increase was primarily due to increased debt issuance, decreased debt repayments and increased offerings of the Company's common stock offset by retirements of the Company's preferred stock.

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

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                          2002           2001           2002         2001
                                                       ------------   ------------   -----------  -----------

Net income to common unitholders......................    $15,631         $11,321       $29,511       $21,552
Add (deduct):
  Depreciation and amortization - wholly owned........     14,243          11,746        27,184        23,305
  Depreciation and amortization - joint ventures...         1,159           1,592         2,802         3,072
  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets.....       (616)          (438)        (1,168)         (846)
                                                       ------------   ------------   -----------    -----------
FFO...................................................    $30,417         $24,221       $58,329        $47,083
                                                       ============   ============   ===========    ===========
Average units outstanding (1).........................     44,158          38,670        44,015         38,648
Dividends declared per unit...........................     $0.485           $0.39         $0.89          $0.78

(1) Assumes May 28, 2002, 2-for-1 stock split had occurred on January 1, 2001.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the OP on January 1, 2002. The adoption of this pronouncement has not had a material impact on the OP’s results of operations or financial position.

In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the OP's results of operations or financial position.

Critical Accounting Policies and Estimates

The OP’s discussion and analysis of its financial condition and results of operations are based upon the OP’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the OP to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The OP bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The OP believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

At June 30, 2002 a hypothetical 100 basis point adverse move (increase) in U.S. Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $0.8 million annually.

Following is a summary of the OP’s debt obligations at June 30, 2002 (in thousands):

                                               Expected Maturity Date
                         2002     2003   2004    2005      2006    Thereafter   Total    Fair Value
                      -------- -------- ------  -------- -------- -----------  --------  -----------
Fixed Rate Debt             -       -       -    49,907      -       494,620   544,527     559,498
Average Interest Rate       -       -       -      8.38%     -         5.43%      6.49%
Variable Rate Debt Average  -       -       -    83,035      -        67,750   150,785     150,785
Interest Rate               -       -       -      3.07%     -         3.34%      3.19%

CPG Partners, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

CPG Partners, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG PARTNERS, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: August 14, 2002

CERTIFICATION

I, David C. Bloom, chief executive officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August 2002.

/s/ David C. Bloom David C. Bloom Chief Executive Officer

CERTIFICATION

I, Michael J. Clarke, chief financial officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August 2002.

/s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer