Form 10-K
period 2002-12-31
CPG PARTNERS LP
filed 2003-03-21
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

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
Yes   X      No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer.
Yes        No   X

There are no outstanding shares of Common Stock or voting securities.

Documents incorporated by reference:

Portions of the definitive Proxy Statement of Chelsea Property Group, Inc. relating to its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The OP

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is 84.6% owned and managed by its sole general partner Chelsea Property Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The OP specializes in owning, developing, redeveloping, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of December 31, 2002, the OP wholly or partially-owned 58 centers in 30 states and Japan containing approximately 14.4 million square feet of gross leasable area ("GLA") represented by more than 750 tenants in approximately 3,400 stores. The OP's portfolio is comprised of 26 premium outlet centers containing 8.4 million square feet of GLA ("Premium Properties") and 32 other retail centers containing 6.0 million square feet of GLA ("Other Properties") (collectively the "Properties"). The Premium Properties generated approximately 86% of the OP's retail real estate net operating income for the year ended December 31, 2002. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, which have a population of at least one million people within a 30-mile radius, with average annual household income of greater than $50,000. Some Premium Properties centers are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. During 2002, the OP's domestic Premium Properties generated weighted average tenant sales of $383 per square-foot, defined as total sales reported by tenants divided by their gross leasable area weighted by months in operation.

The OP's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company's website can be accessed at www.CPGI.com. A copy of the OP's 10-K's, 10-Q's, and 8-K's can be obtained, free of charge, on the OP's website.

Recent Developments

In April 2002, the OP became the sole owner of Orlando Premium Outlets by acquiring Simon Property Group, Inc.'s ("Simon") 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and a related guarantee. In June 2002, the OP repaid the outstanding debt of $59.4 million and extinguished the mortgage.

Also in April 2002, the OP acquired a 305,000 square-foot outlet center, included in Other Properties, located in Edinburgh, Indiana, for $27.0 million in cash.

In June 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Las Vegas Premium Outlets ("Simon-Las Vegas"), a 435,000 square-foot single-phase premium outlet center located in Las Vegas, Nevada. The center is scheduled to open in the summer of 2003. In June 2002, Simon-Las Vegas purchased a 40-acre site and commenced construction. The OP is responsible for financing its 50% share of development costs, which are expected to be approximately $48.0 million. As of December 31, 2002, the OP had contributed $22.8 million.

In July 2002, the OP sold approximately 40% of its holdings in Value Retail PLC to a third party for $11.4 million, resulting in a gain of $10.9 million.

In August 2002, the OP became the sole owner of four Premium Properties by acquiring the remaining 51% undivided ownership interest in the joint venture F/C Acquisition Holdings, LLC. The OP paid $58.9 million in cash and assumed $86.5 million, the remaining 51%, of existing mortgage debt.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Chicago Premium Outlets ("Simon-Chicago"), a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in mid-2004. In September 2002, Simon-Chicago purchased a 140-acre site, including 80 acres of conservation area, and commenced construction. The OP is responsible for financing its 50% share of the development costs, which are expected to be approximately $46.0 million. As of December 31, 2002, the OP had contributed $8.4 million.

In November 2002, the OP acquired two outlet centers included in Other Properties: a 305,000 square-foot outlet center located in Albertville, Minnesota, and a 278,000 square-foot outlet center located in Johnson Creek, Wisconsin, for a total price of $89.5 million. The transaction was financed by issuing limited partnership units in the OP valued at $44.6 million and the balance from the senior credit facility.

In December 2002, the OP purchased four outlet centers included in Other Properties for an all-cash price of $193.0 million. The four properties total 1.3 million square feet of gross leaseable area and consist of a 292,000 square-foot center located in Jackson, New Jersey; a 391,000 square-foot center located in Osage Beach, Missouri; a 329,000 square-foot center located in St. Augustine, Florida; and a 300,000 square-foot center located in Branson, Missouri.

During 2002, the OP sold five non-core Other Properties and recognized a gain of approximately $0.3 million.

The OP has been developing and operates an e-commerce technology platform through its affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive") with an aggregate funding commitment of up to $60.0 million; as of December 31, 2002, $52.4 million had been funded. The OP anticipates that the balance of the funding will be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and costs related to securing additional brand users for the platform, the OP has decided to recognize an impairment loss of $34.4 million, equal to the net book value of its investment in Chelsea Interactive at December 31, 2002. However, the OP is in active discussions with potential investors to provide capital to and/or acquire Chelsea Interactive. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern. Future funding by the OP will be reported as a loss in the period funding occurs.

The following table sets forth a summary of the additional GLA from expansions, acquisitions and dispositions from January 1 through December 31, 2002:

                                                                            Number
                                                               GLA            of
Property                              % Owned    Date (1)    (Sq. Ft.)      Stores    Tenants (2)
                                      --------  ----------  -------------  ---------- --------------------------
As of January 1, 2002..............                          12,574,000      2,903

Expansions:
Rinku Premium Outlets...............     40       03/02          70,000         40    Benetton, Cole Haan, La
  Izumisano, Japan                                                                    Perla, The North Face,
                                                                                      Tommy Hilfiger
Desert Hills Premium Outlets........    100       12/02          23,000          8    Hugo Boss
  Cabazon, CA
Liberty Village Premium Outlets.....    100       11/02          23,000          2    LL Bean, Liz Claiborne
  Flemington, NJ
Napa Premium Outlets................    100       04/02           9,000          2    Kenneth Cole
  Napa, CA
Other (net).........................                            (17,000)         1
                                                               -------------  ----------
Total expansions ...................                            108,000         53

Acquisitions:
Factory Outlet Village Osage Beach .    100       12/02         391,000        104    Eddie Bauer, Gap, Polo, Tommy
  Osage Beach, MO                                                                     Hilfiger, Liz Claiborne,

St. Augustine Outlet Center.........    100       12/02         329,000         93    Brooks Brothers, Coach, Gap,
  St. Augustine, FL                                                                   Tommy Bahama, Casual Corner,
                                                                                      Reebok

Outlets at Albertville .............    100       11/02         305,000         67    Polo, Old Navy Gap, Tommy
  Albertville, MN                                                                     Hilfiger, Banana Republic

Edinburgh Outlet Center.............    100       04/02         305,000         72    Gap, Nautica, Nike, OshKosh
  Edinburgh, IN                                                                       B'Gosh, Factory Brand Shoes,
                                                                                      Tommy Hilfiger

Factory Merchants Branson...........    100       12/02         300,000         86    Carter's Childrenswear, L'eggs/
  Branson, MO                                                                         Hanes/Bali/Playtex, Lenox

Jackson Outlet Village..............    100       12/02         292,000         71    Casual Corner, Gap, Nike, Reebok,
  Jackson, NJ                                                                         Tommy Hilfiger,

Johnson Creek Outlet Center.........    100       11/02         278,000         62    Gap, Old Navy Clothing Company,
  Johnson Creek, WI                                                                   Nike, Tommy Hilfiger

                                                               -------------  ----------
Total acquisitions:.................                          2,200,000        555
                                                               -------------  ----------

Dispositions:

Factory Stores of America...........    100       06/02        (176,000)       (43)   Bass, Levi's, Van Heusen, West Point
   LaMarque, TX                                                                       Stevens

Factory Stores of America...........    100       07/02        (128,000)       (20)   Book Warehouse, Banister Shoe,
   Tucson, AZ                                                                         Samsonite, VF Factory Outlet

Factory Stores of America...........    100       06/02         (64,000)        (4)   VF Factory Outlet
   Corsicana, TX

Factory Stores of America...........    100       07/02         (64,000)        (4)   VF Factory Outlet
  Livingston, TX

Factory Stores of America...........    100       11/02         (64,000)        (4)   VF Factory Outlet
   Mineral Wells, TX
                                                           -------------  ----------
Total dispositions..................                           (496,000)       (75)

Net additions for 2002..............                          1,812,000        533
                                                           -------------  ----------

Totals as of December 31, 2002......                         14,386,000      3,436
                                                           =============  ==========
1)	Expansion, acquisition or disposition date.

2)	Consists of tenants who lease at least 5,000 square feet of GLA or have estimated sales of more than $300 per square-foot. Most tenants pay a fixed base rent based on square feet leased and also pay a percentage rent based on sales.

Some of the most recent newly acquired or expanded centers are discussed below:

Rinku Premium Outlets, Izumisano, Japan. Rinku Premium Outlets, a 250,000 square-foot center containing 120 stores, opened its initial phase in November 2000. The Phase II expansion that opened in March 2002 consisted of 70,000 square feet of GLA and 40 stores. The center is located 45 miles south of Osaka near Kansai International Airport. The populations within a 35-mile and 65-mile radius are approximately 12.0 million and 19.1 million, respectively.

Factory Outlet Village Osage Beach, Osage Beach, MO - Factory Outlet Village Osage Beach, a 391,000 square-foot center containing 104 stores was acquired in December 2002. The center is located in a tourist destination off Interstate 70 on Highway 54 at the Lake of Ozarks. The populations within a 15-mile, 30-mile and 45-mile radius are 0.1 million, 0.1 million and 0.3 million, respectively. Average household income within a 30-mile radius is approximately $44,000.

St. Augustine Outlet Center, St. Augustine, FL - St. Augustine Outlet Center, a 329,000 square-foot center containing 93 stores was acquired in December 2002. The center is located in a tourist destination off Interstate 95 in St. Augustine, Florida. The populations within a 15-mile, 30-mile and 45-mile radius are 0.1 million, 0.7 million and 1.2 million, respectively. Average household income within a 30-mile radius is approximately $60,000.

Outlets at Albertville, Albertville, MN – Outlets at Albertville, a 305,000 square-foot center containing 67 stores was acquired in November 2002. The center is located approximately 20 miles northwest of Minneapolis-St. Paul on Interstate 94. The populations within a 15-mile, 30-mile and 45-mile radius are 0.3 million, 1.9 million and 3.1 million, respectively. Average household income within a 30-mile radius is approximately $68,000.

Edinburgh Outlet Center, Edinburgh, IN – Edinburgh Outlet Center, a 305,000 square-foot center containing 72 stores was acquired in April 2002. The center is located 40 miles south of downtown Indianapolis at the junction of Interstate 65 and U.S. Route 31. The populations within a 15-mile, 30-mile and 45-mile radius are 0.1 million, 0.7 million and 1.8 million, respectively. Average household income within a 30-mile radius is approximately $53,000.

Factory Merchants Branson, Branson, MO – Factory Merchants Branson, a 300,000 square-foot center containing 86 stores was acquired in December 2002. The center is located in a tourist destination off Highway 76 west on Pat Nash Drive, 40 miles south of Springfield, Missouri. The populations within a 15-mile, 30-mile and 45-mile radius are 0.1 million, 0.2 million and 0.5 million, respectively. Average household income within a 30-mile radius is approximately $47,000.

Jackson Outlet Village, Jackson, NJ - Jackson Outlet Village, a 292,000 square-foot center containing 71 stores was acquired in December 2002. The center is located 50 miles northeast of Philadelphia and 65 miles southwest of New York City. The populations within a 15-mile, 30-mile and 45-mile radius are 0.5 million, 3.0 million and 10.2 million, respectively. Average household income within a 30-mile radius is approximately $70,000.

Johnson Creek Outlet Center, Johnson Creek, WI – Johnson Creek Outlet Center, a 278,000 square-foot center containing 62 stores was acquired in November 2002. The center is located on Interstate 94 at Highway 26, midway between Madison and Milwaukee, Wisconsin. The populations within a 15-mile, 30-mile and 45-mile radius are 0.1 million, 0.6 million and 2.4 million, respectively. Average household income within a 30-mile radius is approximately $62,000.

The OP had been developing and operates an e-commerce technology platform through its affiliate, Chelsea Interactive, Inc. with an aggregate funding commitment of up to $60.0 million; as of December 31, 2002, $52.4 million has been funded. The OP anticipates that the balance of the funding will be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and costs related to securing additional brand users for the platform, the OP has decided to recognize an impairment loss of $34.4 million, equal to the net book value of its investment in Chelsea Interactive as of December 31, 2002. However, the OP is in active discussions with potential investors to provide capital to and/or acquire Chelsea Interactive. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern. Future funding by the OP will be reported as a loss in the period funding occurs.

Strategic Alliances and Joint Ventures

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan"), developed its two initial projects, Gotemba Premium Outlets a 220,000 square-foot center, outside of Tokyo and the second, Rinku Premium Outlets a 180,000 square-foot center outside Osaka. In March 2002, the 70,000 square-foot second phase of Rinku Premium Outlets opened 100% leased. The joint venture's third project, the 180,000 square-foot first phase of Sano Premium Outlets located north of Tokyo in Sano, Japan is scheduled to open in March 2003. A 170,000 square-foot second phase of Gotemba Premium Outlets is scheduled to open in July 2003.

During 2002, the OP and Simon agreed to develop two premium outlet centers under separate 50/50 joint ventures, the 435,000 square-foot Las Vegas Premium Outlets scheduled to open in summer 2003 and the 438,000 square-foot Chicago Premium Outlets scheduled to open in mid-2004 ("Simon-Ventures"). Simon is the largest publicly traded retail real estate company as measured by market capitalization. At February 2003, Simon was engaged in ownership and management of income-producing properties primarily regional malls and community centers and had an interest in and/or managed approximately 183 million square feet of retail and mixed-use properties in 36 states, Canada and Europe. The original 5-year strategic alliance with Simon to develop and acquire high-end outlet centers with 500,000 square feet or more in the United States expired on December 31, 2002. In April 2002, the OP bought out Simon's undivided 50% interest in Orlando Premium Outlets that opened in May 2000.

In October 1998, the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million was received at closing and all four annual installments of $4.6 each million were received, including the final January 2002 payment, which was reduced by a $0.3 million legal escrow reserve.

In May 2002, the OP entered into a 50/50 strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on a 200,000 square-foot first phase of an outlet project north of Mexico City is expected to commence later in 2003 and open in late 2004. The site can support a second phase containing approximately 165,000 square feet of GLA.

The OP has made several investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments made solely by the OP, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the OP, and that the co-venturers may take action contrary to the OP's instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of the OP as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the OP would have full control over the joint venture. There is no limitation under the OP's organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Organization of the OP

Virtually all of the Properties assets are held by, and all of its business activities conducted through, the Operating Partnership. The Company is the sole general partner of the OP (which owned 84.6% in the Operating Partnership as of December 31, 2002) and has full and complete control over the management of the OP and each of the Properties, excluding joint ventures.

The Manufacturers' Outlet Business

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality, branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer; by eliminating the third party retailer, manufacturers are often able to charge customers lower prices for brand name and designer merchandise; manufacturers benefit by being able to sell first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business Strategy

The OP believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers' outlet business.

Strong Tenant Relationships. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers and retailers that have a selective presence in the outlet industry, such as Armani, Brooks Brothers, Chanel, Coach Leather, Cole-Haan, Donna Karan, Gap/Banana Republic, Gucci, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Nike, Phillips-Van Heusen (Bass, Izod, Geoffrey Beene, Van Heusen) and Timberland. The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The OP's 24 domestic Premium Properties generated weighted average reported tenant sales during 2002 of $383 per square-foot, the highest among the three publicly traded outlet companies. As a result, the OP has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Management Expertise. The OP believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since the Company's initial public offering of its common stock, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The OP seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The OP's leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square-foot; re-tenanting space occupied by under performing tenants; and continuing to sign leases that provide for percentage rents.

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

International Development. The OP continues to develop, own and operate premium outlet centers in Japan through its joint venture company, Chelsea Japan. In 2000, Chelsea Japan developed its first two outlet centers, one in Gotemba, located outside Tokyo, and the other in Izumisano, outside Osaka, Japan. A third outlet center in Sano, Japan is expected to open in March 2003.

The OP believes that there are significant opportunities to develop additional manufacturers' outlet centers in Japan and other countries. The OP intends to pursue these opportunities as viable sites and local partners are identified. During 2002, the OP entered into an agreement to jointly develop premium outlets centers in Mexico.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe.

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

Property Design and Management. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. The OP has 634 full-time and 180 part-time employees. Of these employees, 491 full-time and 178 part-time are involved in on-site maintenance, security, administration and marketing. Centers are generally managed by an on-site property manager with oversight from a regional operations director.

Financing

The OP seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will continue to enable the OP to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Premium Properties generally are the leading manufacturers' outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP's financial position and results of operations.

Personnel

As of December 31, 2002, the OP had 634 full-time and 180 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

Item 2. Properties

As of December 31, 2002, the OP had 58 centers in 30 states and Japan containing approximately 14.4 million square feet of gross leasable area. Of the 58 centers, 56 are owned 100% (49 in fee and seven under a long-term lease). The OP owned and operated all 56 of its domestic centers and Chelsea Japan manages the two centers in Japan.

The OP's Premium Properties consists of 26 upscale, fashion-oriented manufacturers' outlet centers located in or near New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan, or within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu. The domestic Premium Properties were 99% leased as of December 31, 2002, and contained approximately 2,000 stores with more than 535 different tenants. The OP's Premium Properties in Japan were 100% leased as of December 31, 2002, and contained approximately 210 stores. The OP's Other Properties were 95% leased as of December 31, 2002, and contained approximately 1,200 stores with more than 225 different tenants.

The OP believes the Properties are adequately covered by insurance.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues; and only one tenant occupies more than 5% of the OP's total domestic GLA at 8%. As a result, and considering the OP's past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

For the years ended December 31, 2002, 2001, and 2000, respectively, 16%, 21% and 23% of the OP's total revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the OP. In addition, for the years ended December 31, 2002, 2001, and 2000, respectively, 25%, 28% and 28% of the OP's total revenues were derived from the OP's centers in California.

Woodbury Common Premium Outlets contributed more than 10% of the OP's aggregate gross revenues during 2002 and had a book value of more than 5% of the total assets at year-end 2002. No tenant leases more than 10% of the center's GLA. The following chart shows certain information for Woodbury Common.

                                                               Avg. Annual
       Fiscal                                Occupancy             Rent
       Year                                     Rate            per sq ft
                                          ---------------    ---------------
       1998........................           100.0%             $33.16
       1999........................            99.5               35.61
       2000........................           100.0               38.55
       2001........................            98.8               38.63
       2002........................           100.0               41.23

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 845,000 square feet of GLA. As of December 31, 2002, the center was leased to 212 tenants. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit of the New York State Thruway. The populations within a 30-mile, 60-mile and 100-mile radius are approximately 2.6 million, 17.4 million and 25.3 million, respectively. Average household income within the 30-mile radius is approximately $92,000.

The following table shows lease expiration data as of December 31, 2002 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                                                                  % of Annual
                                                          Contractual                No. of         "CBR"
                                                      Base Rents ("CBR")             Leases      Represented by
Expiration Year                    GLA            per sq ft           Total        Expiring      Expiring Leases
---------------               --------------  ----------------  ---------------- -------------  -------------------
2003....................        126,496           $30.04            $3,785,000        27              12.5%
2004....................         35,051            32.23             1,128,000        10               3.7
2005....................        113,629            35.43             4,027,000        28              13.3
2006....................         33,544            39.38             1,339,000        14               4.4
2007....................         63,336            36.24             2,283,000        18               7.6
2008....................        185,379            35.23             6,517,000        43              21.6
2009....................         44,786            43.16             1,942,000        16               6.4
2010....................         37,875            35.76             1,359,000        11               4.5
2011....................         72,881            42.41             3,096,000        15              10.3
2012....................         77,193            51.75             3,985,000        26              13.2

Depreciation on Woodbury Common Premium Outlets is calculated using the straight line method over the estimated useful life of the real property and land improvements which ranges from 10 to 40 years. At December 31, 2002, the Federal income tax basis in this center was $120.0 million.

The realty tax rate on Woodbury Common Premium Outlets is approximately $4.68 per $100 of assessed value. Estimated 2003 taxes are $3.9 million.

VF Corporation (Vanity Fair) leases approximately 8% of the OP's total domestic GLA as of December 31, 2002 and 2001, which constitutes approximately 2% of the OP's total revenues.

          Set forth in the table below is certain property information as of December 31, 2002:

                                                Year
                                               Opened
                                                  or         GLA       No. of
Name/location                                  Acquired    (Sq. Ft.)    Stores       Selected Tenants
--------------------------------------------  -----------  ---------- ---------  -------------------------------------------------------

Premium Properties:
Woodbury Common Premium Outlets........          1985       845,000      212      Banana Republic, Brooks Brothers,
  Central Valley, NY (New York City area)                                         Coach, Giorgio Armani, Gucci,
                                                                                  Neiman Marcus Last Call, Polo Ralph
                                                                                  Lauren, Salvatore Ferragamo

Wrentham Village Premium Outlets.......          1997       601,000      157      Barneys New York, Burberry, Hugo Boss,
  Wrentham, MA (Boston/Providence area)                                           Kenneth Cole, Nike, Polo Ralph Lauren,
                                                                                  Sony, Versace

Gilroy Premium Outlets.................          1990       577,000      141      Brooks Brothers, Coach, J. Crew, Hugo Boss,
  Gilroy, CA (San Jose area)                                                      Nike, Polo Ralph Lauren, Timberland, Tommy
                                                                                  Hilfiger, Versace,

North Georgia Premium Outlets..........          1996       537,000      132      Coach, Crate & Barrel, Escada, Liz Claiborne,
  Dawsonville, GA (Atlanta metro area)                                            Polo Ralph Lauren, Tommy Hilfiger,
                                                                                  Williams-Sonoma

Desert Hills Premium Outlets...........          1990       499,000      133      Burberry, Coach, Giorgio Armani, Gucci,
  Cabazon, CA (Palm Springs-Los Angeles)                                          Max Mara, Polo Ralph Lauren, Salvatore
                                                                                  Ferragano, Versace, Zegna

Lighthouse Place Premium Outlets.......          1987       484,000      121      Burberry, Coach, Crate & Barrel, Gap,
  Michigan City, IN (Chicago area)                                                Liz Claiborne, Polo Ralph Lauren,
                                                                                  Tommy Hilfiger

Leesburg Corner Premium Outlets........          1998       463,000      103      Barneys New York, Kenneth Cole, Liz
  Leesburg, VA (Washington DC area)                                               Claiborne, Nike, Polo Ralph Lauren,
                                                                                  Williams-Sonoma

Camarillo Premium Outlets..............          1995       454,000      122      Banana Republic, Barneys New York, Coach,
  Camarillo, CA (Los Angeles metro area)                                          Donna Karan, Polo Ralph Lauren, St. John
                                                                                  Knits,Versace

Orlando Premium Outlets................          2000       428,000      114      Barneys New York, Coach, Escada, Giorgio
  Orlando, FL (between Sea World & Epcot)                                         Armani, Hugo Boss, Max Mara, Nike, Polo
                                                                                  Ralph Lauren

Waterloo Premium Outlets...............          1995       392,000       99      Brooks Brothers, Coach, Eddie Bauer, Gap,
  Waterloo, NY (Finger Lakes Region)                                              J. Crew, Jones New York, Liz Claiborne,
                                                                                  Mikasa, Polo Ralph Lauren

Allen Premium Outlets..................          2000       349,000       84      Barneys New York, Brooks Brothers,
  Allen, TX (Dallas metro area)                                                   Cole-Haan, Crate & Barrel, Liz Claiborne,
                                                                                  Polo Ralph Lauren, Tommy Hilfiger

Folsom Premium Outlets.................          1990       299,000       80      Bass, Eddie Bauer, Gap, Kenneth Cole,
  Folsom, CA (Sacramento metro area)                                              Liz Claiborne, Nike, Off 5th-Saks
                                                                                  Fifth Avenue

Aurora Premium Outlets.................          1987       286,000       65      Brooks Brothers, Gap, Liz Claiborne,
  Aurora, OH (Cleveland metro area)                                               Nautica, Off 5th-Saks Fifth Avenue,
                                                                                  Polo Ralph Lauren, Tommy Hilfiger

Clinton Crossing Premium Outlets.......          1996       272,000       66      Barneys New York, Coach, Dooney &
  Clinton CT (I-95/NY-NewEngland                                                  Bourke, Gap, Kenneth Cole, Liz
  corridor)                                                                       Claiborne, Nike, Polo Ralph Lauren

Rinku Premium Outlets..................          2000(1)    250,000      120      Brooks Brothers, Coach, Dolce &
  Rinku, Japan (Osaka metro area) (2)                                             Gabbana, Eddie Bauer, Gap, Nautica,
                                                                                  Nike, Timberland

Gotemba Premium Outlets................          2000(1)    220,000       90      Brooks Brothers, Coach, Eddie Bauer,
  Gotemba, Japan (Tokyo metro area) (2)                                           Gap, J. Crew, L.L.Bean, Nautica, Nike,
                                                                                  Timberland

Waikele Premium Outlets................          1997       213,000       51      Banana Republic, Barneys New York,
  Waipahu, HI (Honolulu area)                                                     Brooks Brothers, Guess, Kenneth Cole,
                                                                                  Max Mara

Petaluma Village Premium Outlets.......          1994       196,000       51      Brooks Brothers, Coach, Gap, Jones
  Petaluma, CA (San Francisco metro area)                                         New York, Liz Claiborne, Off 5th-Saks
                                                                                  Fifth Avenue, Puma

Napa Premium Outlets...................          1994       179,000       51      Barneys New York, J. Crew, Jones New
  Napa, CA (Napa Valley)                                                          York, Kenneth Cole, Nautica, Tommy
                                                                                  Hilfiger, TSE

Liberty Village Premium Outlets........          1981       177,000       57      Ellen Tracy, Jones New York, L.L. Bean,
  Flemington, NJ (New York-Phila. metro area)                                     Polo Ralph Lauren, Tommy Hilfiger,
                                                                                  Timberland, Waterford Wedgwood

Columbia Gorge Premium Outlets.........          1991       164,000       45      Adidas, Bass, Carter's, Gap, Mikasa,
  Troutdale, OR (Portland metro area)                                             Samsonite

Kittery Premium Outlets ...............          1984       150,000       31      Banana Republic, Coach, Crate &
  Kittery, ME (Boston area) (2)                                                   Barrel, J. Crew, Polo Ralph Lauren,
                                                                                  Reebok,

American Tin Cannery Premium Outlets...          1987       135,000       45      Bass, Geoffrey Beene, Nine West,
  Pacific Grove, CA (Monterey Peninsula)(2)                                       Reebok, Samsonite, WestPoint Stevens

Santa Fe Premium Outlets...............          1993       125,000       38      Bose, Brooks Brothers, Coach, Jones
  Santa Fe, NM                                                                    New York, Nautica, Liz Claiborne,
                                                                                  Van Heusen

Patriot Plaza Premium Outlets..........          1986        77,000       11      Lenox, Polo Ralph Lauren, WestPoint
  Williamsburg, VA  (Norfolk-Richmond area)                                       Stevens

St. Helena Premium Outlets.............          1992        23,000        9      Brooks Brothers, Donna Karan, Coach,
  St. Helena, CA (Napa Valley)                                                    Escada

                                                         -----------  ---------
  Total Premium Properties.............                   8,395,000    2,228
                                                         -----------  ---------

Other Properties:
Factory Stores at Vacaville............          2001       447,000      105      Adidas, Carter's, Childrenswear,
  Vacaville, CA                                                                   Coach, Eddie Bauer, Gap, Liz
                                                                                  Claiborne, Mikasa, Nike, OshKosh
                                                                                  B'Gosh, Reebok

Carolina Outlet Center (2).............          2001       440,000       82      Brooks Brothers, Gap, Liz Claiborne
  Smithfield, NC                                                                  Nike, Polo Ralph Lauren, Timberland,
                                                                                  Tommy Hilfiger

Factory Outlet Village Osage Beach.....          2002       391,000      104      Eddie Bauer, Factory Brand Shoes,
  Osage Beach, MO                                                                 Gap, Liz Claiborne, Polo, Ralph
                                                                                  Lauren, Tommy Hilfiger

St. Augustine Outlet Center............          2002       329,000       93      Brooks Brothers, Coach, Casual
  St. Augustine, FL                                                               Corner, Gap, Reebok, Tommy Bahama

Outlets at Albertville,................          2002       305,000       67      Banana Republic, Gap, Old Navy,
  Albertville, MN.                                                                Polo, Tommy Hilfiger

Edinburgh Outlet.......................          2002       305,000       72      Factory Brand Shoes, Gap, Nautica,
  Edinburgh, IN                                                                   Nike, OshKosh B'Gosh, Tommy Hilfiger

Factory Merchants Branson(2)...........          2002       300,000       86      Carter's, Childrenswear, L'eggs/Hanes,
  Branson, MO                                                                     Bali/Playtex, Lenox

Jackson Outlet Village.................          2002       292,000       71      Casual Corner, Gap, Nike, Reebok,
  Jackson, NJ                                                                     Tommy Hilfiger,

Factory Shoppes at Branson Meadows.....          2001       287,000       44      Dress Barn, Easy Spirit, Speigel,
  Branson, MO                                                                     VF Factory Outlet

Johnson Creek Outlet Center............          2002       278,000       62      Gap, Old Navy, Nike, Tommy Hilfiger
  Johnson Creek, WI

Factory Stores at North Bend...........          2001       223,000       50      Adidas, Eddie Bauer, Bass, Carters,
  North Bend, WA                                                                  Childrenswear,  Nike, OshKosh B'Gosh,
                                                                                  Samsonite

Factory Stores of America..............          2001       184,000       31      Adidas, Dress Barn, Samsonite, VF
  Draper, UT                                                                      Factory Outlet

Factory Stores of America..............          2001       177,000       27      Bass, Carolina Pottery, Dress Barn,
  Georgetown, KY                                                                  Levi's, Van Heusen

Factory Stores of America..............          2001       167,000       30      Bass, Dress Barn, Fieldcrest Cannon,
  Mesa, AZ                                                                        Samsonite, VF Factory Outlet

North Ridge Shopping Center............          2001       166,000       33      Ace Hardware, Kerr Drugs, Winn Dixie
  North Ridge, Raleigh, NC

Factory Stores of America..............          2001       151,000       30      Bass, Liz Claiborne, OshKosh B'Gosh,
  Crossville, TN                                                                  Van Heusen, VF Factory Outlet,

Mac Gregor Village.....................          2001       144,000       45      Spa Health Club, Tuesday Morning
  Cary, NC

Factory Stores of America -Tri-Cities..          2001       133,000       16      Carolina Pottery, L'eggs/Hanes/Bali/
  Blountville, TN                                                                 Playtex, Tri-Cities Cinemas

Factory Stores of America (2)..........          2001       131,000       18      Bass, Easy Spirit, VF Factory Outlet,
  Iowa, LA                                                                        Van Heusen

Factory Stores of America..............          2001       129,000       12      Banister Shoes, VF Factory Outlet,
  Tupelo, MS                                                                      Van Heusen

Dare Center (2)........................          2001       115,000       15      Fashion Bug, Food Lion
  Kill Devil Hills, NC

Factory Stores of America..............          2001       112,000       17      Dress Barn, Factory Brand Shoes, VF
  Story City, IA                                                                  Factory Outlet, Van Heusen

Factory Stores of America (2)..........          2001       112,000       18      Banister Shoes, Paper Factory, VF
  Boaz, AL                                                                        Factory Outlet

Factory Stores of America..............          2001        91,000       10      VF Factory Outlet
  West Frankfort, IL

Factory Stores of America..............          2001        90,000       11      Bass, Dress Barn, VF Factory Outlet,
  Arcadia, LA                                                                     Van Heusen

Factory Stores of America..............          2001        90,000       10      Bass, Dress Barn, VF Factory Outlet
  Nebraska City, NE

Factory Stores of America..............          2001        86,000       13      Dress Barn, VF Factory Outlet
  Lebanon, MO

Factory Stores of America..............          2001        84,000       13      Factory Brand Shoes, VF Factory Outlet,
  Graceville, FL                                                                  Van Heusen

Factory Stores of America...............         2001        64,000        4      Banister Shoes, VF Factory Outlet
  Hanson, KY

Factory Stores of America...............         2001        64,000        4      VF Factory Outlet
  Hempstead, TX

Factory Stores of America...............         2001        60,000        4      Bass, VF Factory Outlet
  Union City, TN

Factory Stores of America...............         2001        44,000       11      Levi's, L'eggs/ Hanes/ Bali/ Playtex
  Lake George, NY

                                                         -----------  ---------
  Total Other Properties................                  5,991,000    1,208
                                                         -----------  ---------
    Grand Total.........................                 14,386,000    3,436
                                                         ===========  ==========

Notes to Property Data:

1)	40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. (30% ownership) and Nissho Iwai Corporation (30% ownership).

2)	Property held under long term land lease expiring as follows: American Tin Cannery Premium Outlets, December 2004; Factory Stores of America at Boaz, January 2007; Kittery Premium Outlets (129,000 sq ft), October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; Factory Merchants Branson, November 2021; Factory Stores of America at Smithfield (87,000 sq ft), January 2029; Dare Center, September 2058; Factory Stores of America at Iowa, September 2087.

The OP rents approximately 36,000 square feet of office space in its headquarters facility in Roseland, New Jersey; approximately 2,000 square feet at its office in Mission Viejo, California; 5,600 square feet at Chelsea Interactive's office in Reston, Virginia and 3,500 square feet at its office in New York.

Item 3. Legal Proceedings

The OP is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the OP's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Stock and related Security Matters

None.

Item 6: Selected Financial Data

CPG Partners, L.P.
(In thousands except per unit, and number of centers)

                                                                        Year Ended December 31,
                                                  -------------------------------------------------------------------

Operating Data:                                       2002          2001            2000        1999         1998

Rental revenue..................................    $205,689      $145,278        $125,824    $114,485     $99,976
Total revenues..................................     283,214       206,855         179,903     162,618     139,315
Total expenses..................................     198,317       150,640         123,876     114,676      98,449

Income from unconsolidated investments .........       9,802        15,025           6,723         308          -
Loss from and impairment of Chelsea
Interactive ....................................     (47,756)       (5,337)         (2,364)        -            -
Gain (loss) on sale or write-down of assets.....      10,911           617             -          (694)    (15,713)

Net income......................................      57,854        66,520          60,386      47,556      25,436

Preferred distributions.........................      (9,270)      (10,036)        (10,036)     (6,137)     (4,188)

Net income available to common unitholders......     $48,584       $56,484         $50,350     $41,419     $20,903

Net income per common unit(1) (2):..............

General Partner ................................       $1.09         $1.41           $1.30       $1.09       $0.56

Limited Partner ................................       $1.07         $1.39           $1.30       $1.08       $0.55

Ownership Interest: (2)
General Partner.................................      38,245        33,678          31,880      31,484      30,880
Limited Partners................................       6,426         6,358           6,712       6,778       6,862
Weighted average units outstanding..............      44,671        40,036          38,592      38,262      37,742

Balance Sheet Data:
Rental properties before accumulated
  depreciation..................................  $1,837,174    $1,127,906        $908,344    $848,813    $792,726
Total assets....................................   1,703,030     1,099,308         901,314     806,055     773,352
Unsecured and mortgage debt.....................   1,030,820       548,538         450,353     355,684     375,571
Total liabilities  .............................   1,107,756       624,246         528,752     426,198     450,410

Partner's capital ..............................     595,274       475,062         372,562     379,857     322,942
Distributions declared per common unit (2)......       $1.86         $1.56           $1.50       $1.44       $1.38

Other Data:
Funds from operations available to common
unitholders (1) ................................    $131,771      $108,862        $93,556      $79,980     $67,994
Cash flows from:
   Operating activities.........................    $128,222      $121,723       $106,658      $87,502     $78,731
   Investing activities.........................    (404,178)     (112,551)      (121,479)     (77,490)   (119,807)
   Financing activities.........................     273,903        (2,604)        23,995      (10,781)     36,169

GLA at end of period (3)........................      14,386        12,574          8,159        5,216       4,876
Weighted average GLA (4)........................      12,758         9,349          5,703        4,995       4,614
Centers in operation at end of the period.......          58            57             27           19          19
New centers opened..............................        -             -                 4          -             1
Centers expanded ...............................           4             1              3            4           7
Centers sold ...................................           5             1              1            1         -
Centers held for sale...........................           -          -               -              1           2
Centers acquired ...............................           7            31              4          -           -

Notes to Selected Financial Data:

1)	The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions. See Management's Discussion and Analysis for definition of FFO.

2)	Assumes that the 2-for-1 stock/unit split on May 28, 2002 had occurred on January 1, 1998.

3)	At year-end 2002, includes two 40% owned centers containing 470,000 square feet of GLA; at year-end 2001 and 2000 includes seven centers containing 2.4 million square feet of GLA in which the OP had a joint venture interest ranging from 40 to 50%.

4)	GLA weighted by months in operation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in connection with the financial statements and notes thereto appearing elsewhere in this annual report.

Certain comparisons between periods have been made on a percentage or weighted average per square-foot basis. The latter technique adjusts for square-footage changes at different times during the year.

General Overview

At December 31, 2002, the OP wholly or partially-owned 58 Premium Outlet and other shopping centers, compared to 57 and 27 at the end of 2001 and 2000, respectively. During 2002, the OP added a net 1.8 million square feet of GLA to its portfolio by acquiring seven Other Properties comprising 2.2 million square feet, expanding three existing wholly-owned centers by 55,000 square feet and one joint venture center by 70,000 square feet and selling five non-core wholly-owned Other Properties containing 496,000 square feet. Two previously acquired premium outlet centers in Kittery, Maine were combined and are now considered a single center.

During the three-year period ending December 31, 2002, the OP has grown rental revenue by $90.2 million to $205.7 million. This was achieved by increasing rents, opening four new centers, expanding eight centers and acquiring 42 centers that was partially offset by rent decreases from selling six non-core centers. Income from unconsolidated investments aggregated $31.6 million during the same three-year period ended December 31, 2002, increasing from $0.3 million in 1999 to $9.8 million in 2002, primarily as a result of opening three new centers developed by joint ventures during 2000 and by acquiring a 49% interest in four centers through a joint venture in December 2000. During 2002, the OP became the sole owner of five of these outlet centers resulting from the buyouts of joint venture partners. The operating results of these five centers have been fully consolidated since their buyouts.

At December 31, 2002, 2001 and 2000, the OP wholly or partially-owned 14.4 million, 12.6 million and 8.2 million square feet of GLA, respectively. Since January 1, 2000, the OP has added 9.2 million square feet ("sf") of net GLA and details are as follows:

                                                       Since January 1,
                                                             2000               2002            2001             2000
                                                     -------------------   --------------  -------------    --------------
Changes in GLA (sf in 000's):

New centers developed:
Orlando Premium Outlets  ........................                 428                -              -               428
Gotemba Premium Outlets (40%-owned) .............                 220                -              -               220
Allen Premium Outlets............................                 206                -              -               206
Rinku Premium Outlets (40%-owned) ...............                 180                -              -               180
                                                     -------------------   --------------  -------------    ---------------

Total new centers................................               1,034                -              -             1,034

Centers expanded:
Rinku Premium Outlets (40% owned) ...............                  70               70              -                 -
Desert Hills Premium Outlets.....................                  23               23              -                 -
Liberty Village Premium Outlets..................                  23               23              -                 -
Napa  Premium Outlets............................                   9                9              -                 -
Allen Premium Outlets............................                 146                -            146                 -
Leesburg Corner Premium Outlets..................                 138                -              -               138
Wrentham Village Premium Outlets.................                 127                -              -               127
Folsom Premium Outlets...........................                  54                -              -                54
Other............................................                 (14)             (17)             4                (1)
                                                     -------------------   --------------  -------------    --------------
Total centers expanded...........................                 576              108            150               318

Centers acquired:
Factory Outlet Village Osage Beach...............                 391              391              -                 -
St. Augustine Outlet Center......................                 329              329              -                 -
Edinburgh Outlet Center..........................                 305              305              -                 -
Outlets at Albertville...........................                 305              305              -                 -
Factory Merchants Branson........................                 300              300              -                 -
Jackson Outlet Village...........................                 292              292              -                 -
Johnson Creek Outlet Center......................                 278              278              -                 -
Kittery Premium Outlets II (1)(3)................                  21                -             21                 -
30 Other Properties (2)..........................               4,279                -          4,279                 -
Gilroy Premium Outlets...........................                 577                -              -               577
Lighthouse Place Premium Outlets.................                 491                -              -               491
Waterloo Premium Outlets.........................                 392                -              -               392
Kittery Premium Outlets (I) (3) .................                 131                -              -               131

                                                     -------------------   --------------  -------------    --------------
Total centers acquired...........................               8,091            2,200          4,300             1,591

Centers sold:
Five Other Properties............................               (496)            (496)              -                 -
Mammoth Premium Outlets..........................                (35)            -               (35)                 -
                                                     -------------------   --------------  -------------    --------------
Total centers sold...............................               (531)            (496)           (35)                 -

Net GLA added during the period..................              9,170            1,812          4,415               2,943

Other Data:
GLA at end of period.............................                              14,386         12,574               8,159
Weighted average GLA.............................                              12,758          9,349               5,703
Centers in operation at end of period............                                  58             57                  27
New centers opened...............................                                   -              -                   4
Centers expanded.................................                                   4              1                   3
Centers sold.....................................                                   5              1                   1
Centers acquired.................................                                   7             31                   4
1)	Acquired in the September 25, 2001 Konover Property Trust acquisition transaction and formerly Factory Stores of America at Kittery.

2)	Acquired in the September 25, 2001 Konover transaction and excludes Vegas Pointe Plaza which was repurchased by Konover on December 3, 2001.

3)	Kittery Premium Outlets (I) and Kittery Premium Outlets (II) were combined in 2002 and are now considered a single center.

The OP's domestic Premium Properties produced weighted average reported tenant sales of approximately $383 per square-foot in 2002, $379 per square-foot in 2001 and $400 per square-foot in 2000. Weighted average sales is a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

One of the OP's centers, Woodbury Common Premium Outlets, generated approximately 16%, 21% and 23% of the OP's total revenue for the years 2002, 2001 and 2000, respectively. In addition, approximately 25%, 28% and 28% of the OP's revenues for the years ended December 31, 2002, 2001 and 2000, respectively, were derived from the OP's centers in California.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP's gross revenues. VF Corporation occupied 8% of the OP's total domestic GLA at December 31, 2002, and was the only tenant that occupied more than 5% of GLA at year end. In view of these statistics and the OP's past success in re-leasing available space, the OP believes that the loss of any individual tenant would not have a significant effect on future operations.

Comparison of year ended December 31, 2002 to year ended December 31, 2001.

Income before interest, depreciation and amortization increased $40.3 million, or 24.9%, to $202.3 million in 2002 from $162.0 million in 2001. This increase was primarily the result of the acquisition of 31 centers in September 2001, the buyout and consolidation of five centers previously held as unconsolidated investments, the acquisition of seven centers and higher rents on releasing and renewals partially offset by higher operating maintenance, general and administrative, interest and other costs and increased losses from Chelsea Interactive during 2002. Income before interest expense increased $3.1 million to $106.5 million in 2002 from $103.4 million in 2001 due to the addition of GLA while maintaining overhead costs, a gain resulting from the partial sale of an unconsolidated investment, substantially offset by the impairment loss on Chelsea Interactive.

Base rents increased $54.5 million, or 42.8%, to $181.7 million in 2002 from $127.2 million in 2001 due to the acquisition of 38 centers; the buyouts of ownership interests in five centers in 2002; and higher average rents as a result of higher rental rates on new leases and renewals. Base rental revenue per weighted average square-foot in the Premium Properties increased to $21.30 in 2002 from $20.39 in 2001.

Percentage rents increased $6.0 million, or 33.1%, to $24.0 million in 2002 from $18.0 million in 2001 primarily due to higher tenant sales, the acquisition of the 38 centers and the buyouts of ownership interests in five centers during 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $15.2 million, or 30.1%, to $65.8 million in 2002 from $50.6 million in 2001 due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 90.6% for 2002 and 2001. The average recovery of reimbursable expenses for the Other Properties improved to 52.6% in 2002 compared to 51.1% in 2001.

Other income increased $0.7 million, or 6.7%, to $11.7 million in 2002 from $11.0 million in 2001 primarily due to increased ancillary operating income from the acquisition of the 38 centers; the buyouts of ownership interests in five centers in 2002; and the gains from sale of five Other Properties and an out parcel during 2002, partially offset by decreased interest income from lower interest rates.

Operating and maintenance expenses increased $22.1 million, or 38.3%, to $79.9 million in 2002 from $57.8 million in 2001 primarily due to costs related to increased GLA and the buyouts of ownership interests in five centers during 2002. On a weighted average square-foot basis, Premium Properties operating and maintenance expenses increased to $9.21 in 2002 from $9.16 in 2001.

Depreciation and amortization expense increased $9.7 million, or 20.0%, to $58.3 million in 2002 from $48.6 million in 2001 due to additional depreciation from the acquisition of the 38 retail centers, the buyouts of ownership interests in five centers in 2002 and expansions.

General and administrative expense increased $2.5 million, or 53.2%, to $7.1 million in 2002 from $4.6 million in 2001 primarily due to increased professional fees, head count and deferred compensation accrual.

Other expenses increased $1.5 million, or 54.1%, to $4.3 million in 2002 from $2.8 million in 2001 due to ground lease expenses assumed with the acquisition of new centers, legal expenses and increased bad debts.

Income from unconsolidated investments decreased $5.2 million, or 34.8%, to $9.8 million in 2002 from $15.0 million in 2001 due to buyouts of ownership interests in five centers that required that operations of these centers be fully consolidated from the buyout date, partially offset by higher earnings from Chelsea Japan.

The loss from Chelsea Interactive operations increased $8.1 million, or 150.8%, to $13.4 million in 2002 from $5.3 million in 2001. The increase was due to increased operating payroll, general and administrative, depreciation and amortization expense and lack of third party participation in the losses. The OP also recorded an impairment loss of $34.4 million as of December 31, 2002.

Gain on sale of unconsolidated investments of $10.9 million in 2002 resulted from the sale of approximately 40% of the OP's partial interest in Value Retail. The 2001 gain on sale of $0.6 million was also from the sale of a partial interest in Value Retail offset by the write-off of the OP's investment in Guam.

Interest in excess of amounts capitalized increased $11.8 million, or 32.1%, to $48.7 million in 2002 from $36.9 million in 2001, primarily due to higher debt from acquisitions, and joint venture buyouts, partially offset by lower interest rates.

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

Income before interest, depreciation and amortization increased $30.0 million, or 22.7%, to $162.0 million in 2001 from $132.0 million in 2000. This increase was primarily the result of expansions and new center openings during the latter part of 2000, higher rents on releasing and renewals during 2001, income from unconsolidated investments that commenced operations in the latter part of 2000 and the September 25, 2001, acquisition of 31 centers. These increases were partially offset by the loss from Chelsea Interactive and increases in interest and operating and maintenance expenses.

Base rents increased $19.1 million, or 17.7%, to $127.2 million in 2001 from $108.1 million in 2000 due to expansions of wholly-owned centers and a new center opening in 2000, higher average rents and the acquisition of the 31 centers in September 2001. Base rental revenue per weighted average square-foot in the Premium Properties increased to $20.39 in 2001 from $20.23 in 2000 as a result of higher rental rates on new leases and renewals.

Percentage rents increased $0.3 million, or 2.0%, to $18.0 million in 2001 from $17.7 million in 2000 primarily due to the acquisition of the 31 centers in 2001. Percentage rents per weighted average square-foot on the OP's wholly-owned centers decreased to $2.60 in 2001 from $3.31 in 2000. The decrease is due to much lower sales per square-foot from the Other Properties acquired in September 2001. The OP's wholly-owned Premium Properties percentage rents per weighted average square-foot decreased to $3.08 in 2001 from $3.31 in 2000 due to changes of some tenants from overage to base rents and lower sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.5 million, or 14.6%, to $50.6 million in 2001 from $44.1 million in 2000, due to the recovery of operating and maintenance costs from increased GLA. Excluding the 31 retail centers acquired in 2001, on a weighted average square-foot basis, expense reimbursements increased 0.7% to $8.32 in 2001 from $8.26 in 2000. The average recovery of reimbursable expenses for the wholly-owned Premium Properties was 90.8% in 2001 compared to 90.0% in 2000. The average recovery of reimbursable expense for the Other Properties was 51.1% in 2001.

Other income increased $1.0 million, or 10.6%, to $11.0 million in 2001 from $10.0 million in 2000. The increase was due to increased interest and ancillary income, partially offset by lower pad sale gains in 2001 versus 2000.

Operating and maintenance expenses increased $8.8 million, or 18.0%, to $57.8 million in 2001 from $49.0 million in 2000. The increase was primarily due to costs related to increased GLA and the acquisition of the 31 centers. Excluding the 31 centers acquired in 2001, on a weighted average square-foot basis, operating and maintenance expenses decreased to $9.16 in 2001 from $9.17 in 2000.

Depreciation and amortization expense increased $5.6 million, or 12.9%, to $48.6 million in 2001 from $43.0 million in 2000 due to depreciation of expansions of wholly-owned and new centers opened in 2000 and the acquisition of the 31 centers in September 2001.

General and administrative expenses were $4.6 and $4.8 million in 2001 and 2000, respectively.

Other expenses increased $0.1 million, or 5.8%, to $2.8 million in 2001 from $2.7 million in 2000. Increased 2001 bad debt and legal expenses were greater than the non-recurring write-off of development costs related to inactive projects in 2000.

Income from unconsolidated investments increased $8.3 million, or 123.5%, to $15.0 million in 2001 from $6.7 million in 2000 as a result of a full year's results of equity-in-earnings and fees earned from joint venture investments that were opened or acquired in the latter part of 2000.

The loss from Chelsea Interactive increased $2.9 million, or 125.8%, to $5.3 million in 2001 from $2.4 million in 2000. The increase was due to a full year of operations in 2001 versus a partial year in 2000.

Gain on sale of unconsolidated investments (net of write-downs) of $0.6 million in 2001 resulted from the gain generated from a partial sale of the OP's interest in Value Retail offset by the write-off of the OP's investment in Guam.

Interest, in excess of amounts capitalized, increased $12.4 million, or 50.7%, to $36.9 million in 2001 from $24.5 million in 2000, due to higher debt balances from acquisitions and lower construction activity in 2001.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2002 of $128.2 million is expected to increase with a full year of operations from the five joint venture buyout centers and the 1.8 million square feet of GLA added during 2002 as well as scheduled openings of approximately 800,000 square feet of new joint venture GLA in 2003. The OP has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The OP also has access to the public markets through its $800 million debt and the Company's $800 million equity shelf registrations.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with the Company's REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, meet funding requirements of Chelsea Interactive and partially fund development projects.

Common distributions declared and recorded in 2002 were $84.5 million, or $1.86 per share or unit. The OP's dividend payout ratio as a percentage of net income before gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends ("FFO")) was 64.1%. The OP's senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP's ratio of earnings-to-fixed charges for each of the three years ended December 31, 2002, 2001 and 2000 was 2.4, 2.6 and 2.6, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized and impairment losses. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

In July 2002, the OP increased its Senior Credit Facility to $200 million from $160 million to support its growth. The Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.46% at December 31, 2002) or the prime rate, at the OP's option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. At December 31, 2002, $98.0 million was outstanding under the Senior Credit Facility.

During 2002, the OP completed five acquisitions valued at $531.2 million, including: (i) $76.3 million buyout of Simon Property Group's 50% undivided ownership interest of Orlando Premium Outlets on April 1, 2002; (ii) $27.0 million acquisition of a 305,000 square-foot center in Edinburgh, Indiana completed on April 1, 2002; (iii) $145.4 million buyout of Fortress Registered Investment Trust's 51% ownership interest in four premium outlet centers on August 20, 2002; (iv) $89.5 million acquisition of two outlet centers located in Albertville, Minnesota and Johnson Creek, Wisconsin, completed on November 22, 2002; and (v) $193.0 million acquisition of four outlet centers located in Jackson, New Jersey, Osage Beach, Missouri, St. Augustine, Florida and Branson, Missouri, completed on December 19, 2002.

Also during 2002, the OP completed several long-term capital transactions to fund acquisition and development activity and to support future growth. These transactions included: (i) the issuance of $100 million of 6.875% ten-year senior unsecured notes due June 15, 2012; (ii) the assumption of $86.5 million of mortgage debt due 2008, bearing interest at 6.99% that was part of the consideration for the 51% ownership interest buyout of four premium outlet centers; (iii) the issuance of 3.5 million common shares in a public offering that yielded net proceeds before expenses of $119.3 million; (iv) the issuance of 1.3 million limited partnership units (convertible on a one-for-one basis to common shares of the Company) valued at $44.6 million as partial consideration in the acquisition of the Albertville, Minnesota and Johnson Creek, Wisconsin outlet centers; (v) the issuance of $150 million of 6.0% ten-year senior unsecured notes due January 15, 2013; and (vi) the repayment of two secured construction loans aggregating $88.9 million, and the extinguishment of mortgages on Orlando Premium Outlets and Allen Premium Outlets.

A summary of the maturity of OP's contractual debt obligations (at par) as of December 31, 2002 is as follows (in thousands):

                                                 Less than       1 to 3 Years       4 to 5         After 5
                                 Total           One Year                            Years          Years
                              -------------    --------------    --------------   -----------    ------------
Unsecured bank debt               $103,035              $  -         $103, 035          $  -             $ -
Unsecured notes                    625,000                 -            50,000       125,000         450,000
Mortgage debt                      301,025             4,686            10,934       166,068         119,337
                              -------------    --------------    --------------   -----------    ------------
   Total                        $1,029,060            $4,686          $163,969      $291,068        $569,337
                              =============    ==============    ==============   ===========    ============

Construction projects underway and expected to open during 2003 include a 180,000 square-foot first phase of Sano Premium Outlets, located north of Tokyo, Japan, scheduled to open in March 2003; a 170,000 square-foot second phase at Gotemba Premium Outlets, scheduled to open in July 2003; and the 435,000 square-foot Las Vegas Premium Outlets, scheduled to open mid-2003. The OP is also under construction on the single phase 438,000 square-foot Chicago Premium Outlets located in Aurora, Illinois that is scheduled to open in mid-2004. The Gotemba and Sano projects are developments of Chelsea Japan Co., Ltd., the OP's 40% owned Japanese joint venture. The Las Vegas and Chicago projects are 50/50 joint ventures with Simon. Other projects in various stages of development are expected to open in 2004 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint ventures, the OP has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of December 31, 2002, the OP had contributed $22.8 million and $8.4 million to the Las Vegas and Chicago projects, respectively.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of December 31, 2002, are as follows (in thousands):

         Total Facility            |                                  Outstanding
         --------------            |                                  -----------
                         US $      |                         US $              US $         Due       Interest
    Yen               Equivalent   |       Yen            Equivalent        Guarantee      Date        Rate
    ---               ----------   |       ---            ----------        ---------      ----      --------
4.0 billion (1)     $33.7 million  |    1.0 billion       $8.3 million      $8.3 million    2003        1.45%
0.6 billion (2)       5.0 million  |    0.6 billion        4.8 million       1.9 million    2012        1.50%
3.8 billion (2)      32.0 million  |    3.5 billion       29.5 million      11.8 million    2015        2.20%
1)	Facility entered into by an equity investee of the OP has a one-year extension option; amended in November 2002 to allow for one additional year extension.

2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP, through an affiliated entity, entered into a 50/50 strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on a 200,000 square-foot first phase of an outlet project north of Mexico City is expected to commence later in 2003 and to open in 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once phase one of the project has been approved, the OP will be committed to fund approximately $12 million which is 50% of the development costs.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP's total investment in Europe as of December 31, 2002, was $3.6 million. The OP has also agreed to provide up to $22.0 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million.

The OP has been developing and operates an e-commerce technology platform through its affiliate, Chelsea Interactive, Inc. with an aggregate funding commitment of up to $60.0 million; as of December 31, 2002, $52.4 million had been funded. The OP anticipates that the balance of the funding will be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and costs related to securing additional brand users for the platform, the OP has decided to recognize an impairment loss of $34.4 million, equal to the net book value of its investment in Chelsea Interactive as of December 31, 2002. However, the OP is in active discussions with potential investors to provide capital to and/or acquire Chelsea Interactive. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern. Future funding by the OP will be reported as a loss in the period funding occurs.

To achieve planned growth and favorable returns in both the short and long-term, the OP's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes these strategies will continue to enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities was $128.2 million and $121.7 million for the years ended December 31, 2002, and 2001, respectively. The increase was primarily due to the growth of the OP's GLA to 14.4 million square feet in 2002 from 12.6 million square feet in 2001 offset by the payout of the deferred incentive compensation in March 2002. Net cash used in investing activities increased $291.6 million for the year ended December 31, 2002, compared to the corresponding 2001 period, as a result of increased joint venture and wholly owned property investing activity, offset by proceeds from the partial sale of a joint venture investment. For the year ended December 31, 2002, net cash provided by financing activities increased by $276.5 million compared to the corresponding period in 2001 as a result of increased borrowing and increased issuance of the Company's common stock as a result of acquisition and development activities of the OP.

Net cash provided by operating activities was $121.7 million and $106.7 million for the years ended December 31, 2001, and 2000, respectively. The increase was primarily due to the growth of the OP's GLA to 12.6 million square feet in 2001 from 8.2 million square feet in 2000. Net cash used in investing activities decreased $8.9 million for the year ended December 31, 2001, compared to the corresponding 2000 period, as a result of decreased joint venture investing activity, proceeds from sale of a center and partial sale of a joint venture investment offset by the acquisition of the 31 centers. For the year ended December 31, 2001, net cash provided by financing activities decreased by $26.6 million compared to the corresponding period in 2000 as a result of reduced borrowing and increased debt repayments offset by issuance of the Company's common stock.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. FFO for the year ended December 31, 2002, excludes the Chelsea Interactive impairment loss of $34.4 million. Since all companies do not calculate FFO in a similar fashion, the OP's calculation of FFO presented herein may not be comparable to similarly titled measure as reported by other companies. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions.

                                                                            Year Ended December 31,
                                                                       2002          2001          2000
                                                                   ------------  ------------  -------------

  Income available to common unitholders .................           $48,584       $56,484       $50,350
    Depreciation and amortization-wholly-owned............            58,275        48,554        42,978
    Depreciation and amortization-joint ventures..........             4,166         5,964         2,024
    Amortization of deferred financing costs and  depreciation
     of non-rental real estate assets.....................            (2,401)       (1,807)       (1,796)

  Net gain on sale or write-down of assets................           (11,223)         (333)           -
  Chelsea Interactive impairment loss.....................            34,370            -             -

                                                                   ------------  ------------  -------------
  FFO.....................................................          $131,771      $108,862       $93,556
                                                                   ============  ============  =============
  Average units outstanding (1)...........................            44,671        40,036        38,592
  Distributions declared per unit.........................             $1.86         $1.56         $1.50
1)	Assumes 2-for-1 stock/unit split in May 2002 had occurred on January 1, 2000.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which was effective for all business combinations initiated after June 30, 2001, and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which was effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The OP adopted SFAS 141 and 142 on July 1, 2001 and January 1, 2002, respectively. The adoption of these statements did not have an impact on the OP's results of operations or its financial position.

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 6 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective and adopted by the OP on January 1, 2002. SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS 144 superseded APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 extended the reporting of a discontinued operation to a "component of an entity." Thus, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the OP's statement of income. The initial adoption of FAS 144 did not have a material effect on the financial position or results of operations of the OP.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The OP adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The OP is in the process of determining the impact, if any, on its results of operations or financial position from the adoption of FIN 45.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the OP will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The OP does not believe that FIN 46 will have a significant impact on the OP's financial statements.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP's allowance for doubtful accounts included in tenant accounts receivable totaled $2.6 million and $1.7 million at December 31, 2002 and 2001, respectively.

Valuation of Investments

On a periodic basis, the OP's management team assesses whether there are any indicators that the value of real estate properties, including joint venture properties may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The OP will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The OP does not believe that the value of any of its rental properties were impaired at December 31, 2002 and 2001. The OP recorded a $34.4 million impairment loss in 2002 on its investment in Chelsea Interactive and a $1.2 million loss in 2001 for an impairment write-down of its investment in an outlet center in Guam.

Economic Conditions

Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are substantially reimbursed by tenants.

Virtually all tenants have met their lease obligations and the OP continues to attract and retain quality tenants. The OP intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms and by pursuing contracts with creditworthy upscale and national brand-name tenants.

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly-owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006.

At December 31, 2002 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $1.0 million annually.

Following is a summary of the OP's debt obligations at December 31, 2002 (in thousands):

                                              Expected Maturity Date
                        ----------------------------------------------------------
                          2003    2004    2005       2006    2007       Thereafter    Total        Fair
                                                                                                   Value
                          ----    ----    ----       ----    ----       ----------    ------       -----
Fixed Rate Debt:          -       -       $49,922      -    $124,841     $685,772    $860,535     $966,224
Average Interest Rate:    -       -          8.38%     -        7.25%        7.22%       7.29%
Variable Rate Debt:       -       -      $103,035      -        -         $67,250    $170,285     $170,285
Average Interest Rate:    -       -          2.46%     -        -            2.88%       2.63%

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the OP for the years ended December 31, 2002, 2001 and 2000 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10, 11, 12 and 13.

The Operating Partnership does not have any Directors, executive officers or stock authorized, issued or outstanding. If the information were required it would be indentical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K that will appear in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2003 Annual Meeting. Such information is incorporated by reference in the Form 10-K.

Item 14. Controls and Procedure

The Company's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13A-14 c under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3.     Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10-K of Chelsea Property Group, Inc. for the year ended December 31, 2002.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) ("S-11").

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997. ("1997 10-K")

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Amended and Restated Credit Agreement dated July 31, 2002 among CPG Partners, L.P. and Fleet National Bank, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ending September 30, 2002.

10.3	Joint Venture Agreement among Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.4	Agreement for Purchase and Sale of Assets dated December 22, 2000. Incorporated by reference to Exhibit 2.1 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.5	Limited Liability Company Agreement of F/C Acquisition Holdings LLC. Incorporated by reference to Exhibit 2.2 to current report on Form 8-K reporting on an event which occurred December 22, 2000.

10.6	Agreement for Purchase and Sale of Assets dated July 12, 2001. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred on September 25, 2001.

10.7	Purchase Agreement dated November 11, 2002. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred December 19, 2002.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP.

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate schedule of this report.

Item 8, Item 15(a)(1) and (2) and Item 15(d)

(a)1. Financial Statements

Form 10-K
Report Page

Consolidated Financial Statements–CPG Partners, L.P.

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-5
Notes to Consolidated Financial Statements	F-6

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

To the Owners
CPG Partners, L.P.

We have audited the accompanying consolidated balance sheets of CPG Partners, L.P. as of December 31, 2002 and 2001, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of the management of CPG Partners, L.P. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPG Partners, L.P. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

New York, New York
February 21, 2003

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                          December 31,
                                                                                      2002           2001
                                                                                -------------- --------------
Assets:
Rental properties:
     Land..................................................................     $    266,461    $  160,458
     Depreciable property..................................................        1,570,713       967,448
                                                                                -------------- --------------
Total rental property......................................................        1,837,174     1,127,906
Accumulated depreciation...................................................         (284,239)     (217,462)
                                                                                -------------- --------------
Rental properties, net.....................................................        1,552,935       910,444
Cash and cash equivalents..................................................           22,551        24,604
Restricted cash - escrows..................................................            3,455         3,347
Tenant accounts receivable (net of allowance for doubtful accounts of $2,593 in
    2002 and $1,708 in 2001)...............................................            7,762         7,863
Deferred rent receivable...................................................           18,778        13,038
Investments in unconsolidated affiliates...................................           47,997        93,689
Notes receivable-related parties...........................................            2,746         3,281
Deferred costs, net........................................................           16,706        22,534
Other assets...............................................................           30,100        20,508
                                                                                -------------- --------------
Total assets...............................................................      $ 1,703,030    $1,099,308
                                                                                ============== ==============

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................        $ 103,035       $ 5,035
     Unsecured notes.......................................................          621,330       373,294
     Mortgage debt.........................................................          306,455       170,209
     Construction payables.................................................            8,046         8,001
     Accounts payable and accrued expenses.................................           43,570        47,039
     Obligation under capital lease........................................            1,507         2,141
     Accrued distribution payable..........................................            4,927         3,851
     Other liabilities.....................................................           18,886        14,676
                                                                                -------------- --------------
Total liabilities..........................................................        1,107,756       624,246

Commitments and contingencies

Partners' capital:
General partner units outstanding, 41,485 in 2002 and 37,540 in 2001.......        462,127        362,402
Limited partners units outstanding 7,563 in 2002 and 6,300 in 2001.........         77,094         52,825
Preferred partners units outstanding, 1,300 in 2002 and 2001...............         63,315         63,315
Officer loan...............................................................           (488)          -
Accumulated other comprehensive loss ......................................         (6,774)        (3,480)
                                                                                -------------- --------------
Total partners' capital....................................................        595,274        475,062
                                                                                -------------- --------------
Total liabilities and partners' capital....................................     $1,703,030     $1,099,308
                                                                                ============== ==============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

                                                                       Year ended December 31,
                                                                  2002               2001              2000
                                                        ----------------   ---------------   ----------------

Revenues:
     Base rent.....................................           $181,672           $127,229          $108,123
     Percentage rent...............................             24,017             18,049            17,701
     Expense reimbursements........................             65,773             50,559            44,116
     Other income..................................             11,752             11,018             9,963
                                                        ----------------   ---------------   ----------------
Total revenues.....................................            283,214            206,855           179,903

Expenses:
     Operating and maintenance......................            79,942             57,791            48,992
     Depreciation and amortization..................            58,275             48,554            42,978
     General and administrative.....................             7,075              4,618             4,784
     Other..........................................             4,332              2,812             2,663
                                                        ----------------   ---------------   ----------------
Total expenses......................................           149,624            113,775            99,417

Income before unconsolidated investments and interest
expense ............................................           133,590             93,080            80,486

Income from unconsolidated investments..............             9,802             15,025             6,723
Loss from  and impairment of
   Chelsea Interactive..............................           (47,756)            (5,337)           (2,364)
Gain on sale of unconsolidated investments,                                                               -
    net of write-down in 2001.......................            10,911                617
Interest expense....................................           (48,693)           (36,865)          (24,459)
                                                        ----------------   ---------------   ----------------

Net income..........................................            57,854             66,520            60,386
Preferred unit requirement..........................            (9,270)           (10,036)          (10,036)
                                                        ----------------   ---------------   ----------------
Net income available to common unitholders..........           $48,584            $56,484           $50,350
                                                        ================   ===============   ================

Net income to common unitholders:
     General partner................................           $41,714            $47,626           $41,592
     Limited partners...............................             6,870              8,858             8,758
                                                        ----------------   ---------------   ----------------
Total...............................................           $48,584            $56,484          $ 50,350
                                                        ================   ===============   ================

Net income per common unit:
     General partner ...............................            $1.09              $1.41             $1.30
     Limited partners...............................            $1.07              $1.39             $1.30

Weighted average units outstanding:
     General partner................................           38,245             33,678            31,880
     Limited partners...............................            6,426              6,358             6,712
                                                        ----------------   ---------------   ----------------
Total...............................................           44,671             40,036            38,592
                                                        ================   ===============   ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Partners' Capital
(In thousands)

                                                                                                Accum.
                                                 General     Limited    Preferred               Other       Total
                                                Partner's   Partners'   Partner's    Officer    Comp.      Partners'
                                                 Capital     Capital     Capital      Loan      Loss       Capital
                                              --------------------------------------------------------------------------------

Balance December 31, 1999....................    $277,296    $39,246    $63,315      $   -      $   -      $379,857
Net income...................................      45,780     14,606          -          -          -        60,386
Other comprehensive income...................
     Foreign currency translation............           -          -          -          -       (123)         (123)
                                                                                                         ---------------
Total comprehensive income...................                                                                60,263
                                                                                                         ---------------

Common distributions.........................     (47,823)   (10,068)         -          -          -       (57,891)
Preferred distribution.......................      (4,188)    (5,848)         -          -          -       (10,036)
Contributions (net of costs).................         369          -          -          -          -           369
Transfer of a limited partners' interest.....          48        (48)         -          -          -             -
                                              -------------------------------------------------------------------------------
Balance December 31, 2000....................     271,482     37,888     63,315          -       (123)      372,562

Net income...................................      51,814     14,706          -          -          -        66,520
Other comprehensive income...................
     Foreign currency translation............           -          -          -          -       (252)         (252)
     Interest rate swap......................           -          -          -          -     (3,105)       (3,105)
                                                                                                            ---------------
Total comprehensive income...................                                                                62,893
                                                                                                            ---------------

Common distributions.........................     (52,939)    (9,839)         -          -          -       (62,778)
Preferred distribution.......................      (4,188)    (5,848)         -          -          -       (10,036)
Contributions (net of costs).................     112,151          -          -          -          -       112,151
Revaluation of limited partners' interests...     (18,209)    18,209          -          -          -             -
Transfer of a limited partners' interest.....       2,291     (2,291)         -          -          -             -
                                              ----------------------------------------------------------------------------
Balance December 31, 2001....................     362,402     52,825     63,315          -     (3,480)      475,062

Net income...................................      45,136     12,718          -          -          -        57,854
Other comprehensive income...................
     Foreign currency translation............           -          -          -          -        320           320
     Interest rate swap......................           -          -          -          -     (3,614)       (3,614)
                                                                                                           ---------------
Total comprehensive income...................                                                                54,560
                                                                                                           ---------------

Issuance of limited partnership units........           -     44,593          -          -          -        44,593
Common distributions.........................     (72,220)   (12,304)         -          -          -       (84,524)
Preferred distribution.......................      (3,422)    (5,848)         -          -          -        (9,270)
Contributions (net of costs).................     124,995          -          -          -          -       124,995
Redemption of preferred units
     (net of costs)..........................      (9,654)         -          -          -          -        (9,654)
Officer loan.................................           -          -          -       (488)         -          (488)
Revaluation of limited partners' interests...      14,651    (14,651)         -          -          -             -
Transfer of a limited partners' interest.....         239       (239)         -          -          -             -
                                              -------------------------------------------------------------------------
Balance December 31, 2002....................    $462,127    $77,094    $63,315      ($488)   ($6,774)     $595,274
                                              =========================================================================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
(In thousands)

                                                                             Year ended December 31,
                                                                     2002            2001               2000
                                                              ---------------   ----------------   ---------------
 Cash flows from operating activities
 Net income..................................................      $57,854           $66,520            $60,386
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization..........................       58,275            48,554             42,978
      Gain on sale of assets.................................      (11,514)             (333)                 -
      Equity in earnings of unconsolidated investments
           in excess of distributions received...............       (2,407)           (2,215)            (1,375)
      Loss from and impairment of Chelsea Interactive........       47,756             5,337              2,364
      Write-off of development costs.........................            -                 -                869
      Proceeds from non-compete receivable...................        4,300             4,600              4,600
      Amortization of non-compete revenue....................       (5,136)           (5,136)            (5,136)
      Additions to deferred lease costs......................       (1,153)           (1,869)            (2,708)
      Other operating activities.............................         (845)             (570)              (531)
      Changes in assets and liabilities:
         Straight-line rent receivable.......................       (3,872)           (1,761)            (1,536)
         Other assets........................................       (3,211)              965             (5,995)
         Deferred compensation pay out.......................      (14,401)
         Due from affiliates.................................         (284)           (1,924)            (2,878)
        Accounts payable and accrued expenses................        2,860             9,555             15,620
                                                              ---------------   ----------------   ---------------
 Net cash provided by operating activities...................      128,222           121,723            106,658

 Cash flows from investing activities
 Additions to rental properties..............................     (385,519)         (103,521)           (59,980)
 Proceeds from sale of centers...............................        7,929             7,100              3,372
 Additions to investments in unconsolidated affiliates.......      (37,855)          (14,763)           (64,837)
 Distributions from investments in unconsolidated
     affiliates in excess of earnings........................          337             5,079                  -
 Proceeds from sale of investment in unconsolidated
     affiliates .............................................       11,293             2,839                  -
 Loans to related parties....................................         (550)           (2,750)                (3)
 Payments from related parties...............................        1,085             1,685                  -
 Additions to deferred development costs.....................         (898)           (8,220)               (31)
                                                              ---------------   ----------------   ---------------
 Net cash used in investing activities.......................     (404,178)         (112,551)          (121,479)

 Cash flows from financing activities
 Debt proceeds...............................................      503,958           177,538            246,526
 Repayments of debt..........................................     (249,540)         (217,318)          (151,750)
 Net proceeds from sale of common stock......................      124,990           112,151                369
 Distributions...............................................      (92,717)          (72,873)           (67,830)
 Redemption of preferred units...............................       (9,654)                -                  -
 Additions to deferred financing costs.......................       (3,134)           (2,102)            (3,320)
                                                              ---------------   ----------------   ---------------
 Net cash provided by (used in) financing activities.........      273,903            (2,604)            23,995

 Net (decrease) increase in cash and cash equivalents........       (2,053)            6,568              9,174
 Cash and cash equivalents, beginning of period..............       24,604            18,036              8,862
                                                              ---------------   ----------------   ---------------
 Cash and cash equivalents, end of period....................      $22,551           $24,604            $18,036
                                                              ===============   ================   ===============

The accompanying notes are an integral part of the financial statements.

1. Organization and Basis of Presentation

Organization

CPG Partners, L.P., (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993 specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of December 31, 2002, the OP wholly or partially owned 58 centers in 30 states and Japan containing approximately 14.4 million square feet of gross leasable area ("GLA"). The OP's portfolio is comprised of 26 premium outlet centers containing 8.4 million square feet of GLA (the "Premium Properties") and 32 other retail centers containing approximately 6.0 million square feet of GLA ("Other Properties") (collectively the "Properties"). The OP's Premium Properties generated approximately 86% and 97% of the OP's retail real estate net operating income for the years ended December 31, 2002, and 2001, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

The sole general partner of the OP, Chelsea Property Group, Inc. (the "Company") is a self-administered and self-managed real estate investment trust.

The OP developed a technology-based e-commerce platform through an unconsolidated affiliate, Chelsea Interactive, Inc. ("Chelsea Interactive"). This platform provides fashion and other retail brands with their own customized direct-to-the-consumer Internet online stores, incorporating e-commerce design, development, and fulfillment and customer services. The OP reported an impairment loss of $34.4 million, equal to the net book value of its investment in Chelsea Interactive at December 31, 2002.

Basis of Presentation

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company's common shares. The Operating Partnership simultaneously declared a 2-for-1- split of the OP's Limited Partnership units. The stock/unit dividend was paid May 28, 2002, to shareholder/unitholders of record on May 14, 2002. All applicable unit and per unit information in the accompanying financial statements have been adjusted to reflect the stock/unit split.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002 and 2001, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

2.  Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. The OP reviews real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment write downs of rental properties were required in 2002 or 2001 and no assets were held for sale at December 31, 2002 and 2001.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. The OP places its cash investments in excess of insured amounts with high quality financial institutions. At December 31, 2002 and 2001, cash equivalents consisted of repurchase agreements, commercial paper, U.S. Government agency securities, bank liabilities and other corporate and municipal obligations that mature between January and March of the following year. The carrying amount of such investments approximated fair value.

Investment in Unconsolidated Joint Ventures

The OP accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the OP exercises significant influence, but does not control these entities. In all the joint ventures, the rights of the minority investor are both protective as well as participating. These rights preclude the OP from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the OP and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the associated rental property's useful life.

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

2.  Summary of Significant Accounting Principles (continued)

Foreign Currency Translation

The OP conforms to the requirements of the Statement of Financial Accounting Standards No. 52 entitled "Foreign Currency Translation." Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange.

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

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. The excess of rents recognized over amounts contractually due and unpaid rents are included in deferred rent receivable in the accompanying financial statements. Certain lease agreements contain provisions for rents that are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

Bad Debt Expense

Bad debt expense included in other expense totaled $2.0 million, $1.2 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

The following summarizes the tax components of the OP's common distributions declared for the years ended December 31, 2002, 2001 and 2000:

                                                      2002           2001         2000
                                                   ----------     --------     ---------
          Distributions per share.............       $1.86          $1.56        $1.50
          Return of capital...................         -                -        (0.17)
          20% capital gain....................       (0.21)             -           -
          Unrecaptured Section 1250 gain .....       (0.01)             -           -
                                                   ----------     --------     ---------
          Ordinary income.....................       $1.64          $1.56        $1.33
                                                   ==========     ========     =========

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

Concentration of OP's Revenue and Credit Risk

For the years ended December 31, 2002, 2001 and 2000, respectively, 16%, 21% and 23% of the OP's revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the OP. In addition, for the years ended December 31, 2002, 2001 and 2000, respectively, 25%, 28% and 28% of the OP's revenues were derived from the OP's centers in California.

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

Other Comprehensive Loss

At December 31, 2002 and 2001, other comprehensive loss included a reduction to partners' capital related to an interest rate swap of $6.7 million and $3.1 million, respectively, and losses of $0.1 million and $0.4 million, respectively, related to a foreign currency exchange rate on receivables.

Derivative and Financial Instruments

In the normal course of business, the OP uses a variety of derivative financial instruments to manage, or hedge, interest rate and foreign currency risk. The OP requires that hedging derivative instruments are effective in reducing the interest rate or foreign currency risk exposure as they are designated. This effectiveness is an essential for hedge accounting under accounting principles generally accepted in the United States. Derivative instruments may be associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and recorded on the balance sheet at their fair values with the changes in fair value reflected in accumulated other comprehensive income (loss). When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is terminated or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in net income.

2.  Summary of Significant Accounting Principles (continued)

Derivative and Financial Instruments (continued)

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which was effective for all business combinations initiated after June 30, 2001, and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which was effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The OP adopted SFAS 141 and 142 on July 1, 2001 and January 1, 2002, respectively. The adoption of these statements did not have an impact on the OP's results of operations or its financial position.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 6 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective and adopted by the OP on January 1, 2002. SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retains fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS 144 superseded APB opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 extended the reporting of a discontinued operation to a "component of an entity." Thus, the operations of assets held for sale or assets sold are required to be presented as discontinued operations in the OP's statement of income. The initial adoption of FAS 144 did not have a material effect on the financial position or results of operations of the OP.

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Reporting Gains and Losses from Extinguishment of Debt", ("SFAS 145") which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The OP adopted this pronouncement on April 1, 2002. The adoption of this pronouncement did not have a material impact on the OP's results of operations or financial position.

2.  Summary of Significant Accounting Principles (continued)

In November 2002, the FASB issued No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The OP adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The OP is in the process of determining the impact, if any, on its results of operations or financial position from the adoption of FIN 45.

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the OP will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The OP does not believe that FIN 46 will have a significant impact on the OP's financial statements.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

3.  Acquisitions and Dispositions

Acquisitions

On April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets ("Simon-Orlando") by acquiring Simon Property Group, Inc.'s ("Simon") 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and the guarantee related thereto. On June 16, 2002, the OP repaid the outstanding balance of $59.4 million and extinguished the mortgage. After closing the transaction the operating results and balance sheet of Simon-Orlando were consolidated in the accompanying financial statements.

On April 1, 2002, the OP purchased a 305,000 square foot outlet center located in Edinburgh, Indiana for $27.0 million in cash. The center is classified as Other Properties. After closing the transaction the operating results and balance sheet of Edinburgh Outlet Center were consolidated in the accompanying financial statements.

On August 20, 2002, the OP became the sole owner of four premium outlet centers by acquiring Fortress Registered Investment Trust's ("Fortress") 51% undivided ownership interest in the F/C Acquisition Holdings, LLC joint venture ("F/C Acquisition"). The OP paid $58.9 million in cash and assumed $86.5 million of existing mortgage debt on the properties. After closing the transaction the operating results and balance sheet of the four premium outlet centers including $169.6 million of existing nonrecourse mortgage debt, were consolidated in the accompanying financial statements.

On November 22, 2002, the OP purchased two outlet centers from JMJ Properties, Inc. ("JMJ"); a 305,000 square-foot center located in Albertville, Minnesota and a 278,000 square foot center located in Johnson Creek, Wisconsin for a total purchase price of $89.5 million. The OP paid $44.9 million in cash and issued 1.3 million limited partnership units with an assigned value of $44.6 million. The two outlet centers are classified as Other Properties. After closing the transaction the operating results and balance sheets of these properties were consolidated in the accompanying financial statements.

On December 19, 2002 the OP acquired four outlet centers for an all cash price of $193.0 million from New Plan Excel Realty Trust, Inc. ("NPXL"). The four properties consist of a 292,000 square foot outlet center located in Jackson, New Jersey; a 391,000 square foot outlet center located in Osage Beach, Missouri; a 329,000 square foot outlet center located in St. Augustine, Florida; and a 300,000 square foot outlet center located in Branson, Missouri. The four outlet centers are classified as Other Properties. After closing the transaction the operating results and balance sheets of these properties were consolidated in the accompanying financial statements.

On September 25, 2001, the OP acquired 32 shopping centers from Konover Property Trust, Inc. and its affiliates ("Konover"). The purchase price was $182.5 million, including the assumption of $131.0 million of non-recourse debt. This purchase price was preliminarily allocated to each of the centers. One of these centers was acquired subject to a repurchase agreement and was sold back to Konover on December 3, 2001, at the established cost basis of $2.5 million. One of the centers acquired meets the OP's criteria for classification as a Premium Properties center. The other 30 centers contain 4.3 million square feet and are classified as Other Properties. After closing the transaction the operating results and balance sheets of these properties were consolidated in the accompanying financial statements.

The OP intends to account for the 2002 acquisitions listed above in accordance with SFAS 141 and 142. Management is currently in the process of analyzing the fair value of the leases of the acquired properties and consequently, no value has yet been assigned to them. Therefore, the purchase price allocations are preliminary and subject to change.

The aggregate condensed balance sheet (unaudited) on the date of acquisition of the acquired properties is as follows (in thousands):

                                              December 31,
                                        2002            2001
                                    -----------     -------------

  Land                                $100,540        $ 36,589
  Depreciable property                 591,018         157,345
  Accumulated depreciation             (15,977)          -
  Other assets                          19,487          10,186
                                    -----------    --------------
    Total assets                      $695,068        $204,120
                                    ===========    ==============

  Mortgage debt                       $228,025        $137,885
  Other liabilities                      9,884           4,045
                                    -----------    --------------
    Total liabilities                 $237,909        $141,930
                                    ===========    ==============

  Net equity                          $457,159        $ 62,190
                                    ===========    ==============

The following condensed pro forma (unaudited) information assumes that the JMJ and NPXL acquisitions, the buyouts of the remaining 51% interest in F/C Acquisition and 50% interest in Simon-Orlando and the Konover acquisition had all occurred on January 1, 2001. Additionally, it assumes that the effect of the sale of 3.5 million shares of the Company's common stock and issuance of the 6.0% unsecured notes in conjunction with the NPXL acquisition, the issuance of 1.3 million limited partnership units and borrowings on the Senior Credit Facility in conjunction with the JMJ acquisition, the sale of 1.1 million shares of the Company's common stock in conjunction with the Konover acquisition and the Company's 2-for-1 stock split in May 2002 have occurred on January 1, 2001:

3.  Acquisitions and Dispositions (continued)

                                                         Year Ended December 31,
                                                      2002               2001
                                                    --------          ----------

          Total revenue                             $346,423          $344,931

          Net income to common unitholders            63,283            83,206

          Earnings per unit:
          Net income to common unitholders             $1.28             $1.86
          Weighted average common units
          outstanding                                 49,461            44,826

Dispositions

During June and July 2002, the OP sold four Other Properties centers and two outparcels generating net proceeds of approximately $6.8 million, which approximated the net book value of these properties. Accordingly, no gain or loss on the sales was recognized. The aggregate revenues and net income of the sold properties were $1.2 million and $0.3 million for the year ended December 31, 2002, respectively, and $0.6 million and $0.2 million for the year ended December 31, 2001, respectively.

In November 2002, the OP sold an additional Other Properties center and an outparcel that generated net proceeds of approximately $1.1 million, which resulted in a gain of approximately $0.6 million which is included in other income in the accompanying financial statements. The aggregate revenues and net income of the sold property were $0.6 million and $0.4 million for the year ended December 31, 2002, respectively and $0.1 million and $40,000 for the year ended December 31, 2001, respectively.

In October 2001 the OP sold a Premium Properties center and recognized a loss of approximately $0.3 million which is included in other income in the accompanying financial statements. The aggregate revenues and net income of the sold property were immaterial to the operations of the OP for the years ended December 31, 2001 and 2000.

4.  Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                           2002           2001
                                                       ------------   -----------
  Land and improvements............................       $460,227      $328,324
  Buildings and improvements.......................      1,351,183       775,309
  Construction-in-progress.........................          6,708         9,356
  Equipment and furniture..........................         19,056        14,917
                                                       ------------   -----------
  Total rental property............................      1,837,174     1,127,906
  Accumulated depreciation and amortization........       (284,239)     (217,462)
                                                       ------------   -----------
  Total rental property, net.......................     $1,552,935      $910,444
                                                       ============   ===========

4.  Rental Properties (continued)

Interest costs capitalized as part of buildings and improvements were $2.9 million, $2.0 million and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Commitments for land, new construction, development, and acquisitions including the OP's 50% share of joint venture activity, totaled approximately $19.1 million and $6.3 million at December 31, 2002 and 2001, respectively.

Depreciation expense (including amortization of the capital lease) amounted to $53.1 million, $42.9 million and $38.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5.  Restricted Cash-Escrows

Restricted cash escrows includes $3.5 million and $1.2 million at December 31, 2002 and 2001, respectively, of escrows and reserve funds for real estate taxes, property insurance, capital and tenant improvements and leasing costs established pursuant to certain mortgage financing agreements and $2.1 million at December 31, 2001 of funds held in escrow pursuant to certain loan guarantee arrangements with an unconsolidated investee of the OP which was returned in 2002.

6.  Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments and loss from and impairment of Chelsea Interactive in the accompanying financial statements.

As of December 31, 2002, the OP's interests in joint ventures included a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon (collectively "Simon-Ventures"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City, minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail") and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock. As of December 31, 2001, the OP's investment in joint ventures also included a 50% interest in Simon-Orlando and a 49% interest in F/C Acquisition.

6.  Investments in Affiliates (continued)

In June 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon–Las Vegas, a 435,000 square-foot single-phase premium outlet center located in Las Vegas, Nevada, scheduled to open in mid-2003. On June 20, 2002, Simon-Las Vegas purchased a 40-acre site and commenced construction. The OP is responsible for financing its 50% share of development costs that are expected to be approximately $48.0 million. As of December 31, 2002, the OP had contributed $22.8 million.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon-Chicago, a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in mid-2004. On September 23, 2002, Simon-Chicago purchased a 140-acre site, including 80 acres of conservation area, and commenced construction. The OP is responsible for financing its 50% share of the development costs which are expected to be approximately $46.0 million. As of December 31, 2002, the OP had contributed $8.4 million.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan. The OP has a 40% interest in Chelsea Japan. In conjunction with the agreement, the OP contributed $1.7 million in equity and will provide its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000 with its 170,000 square-foot second phase scheduled to open in 2003. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000, and in March 2002, Rinku opened its 70,000 square foot second phase. The center is located outside Osaka, the second-largest city in Japan. Chelsea Japan's third project, the 180,000 square-foot first phase of Sano Premium Outlets, is scheduled to open in March 2003. Sano is located 40 miles north of Tokyo.

The OP had minority interests ranging from 3% to 8% at December 31, 2002 and 5% to 15% at December 31, 2001, in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village, outside London, England, La Roca Company Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million which was recorded as a gain on sale of unconsolidated investments in the accompanying financial statements. In 2001, the OP sold a portion of its Bicester Village holding resulting in a gain of $1.8 million which was included in gain on sale of unconsolidated investments, net of write-down in the accompanying financial statements.

The OP and Simon entered into a 50/50 joint venture agreement to develop and operate Simon-Orlando a 428,000 square foot center that was completed in May 2000 and is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In April 2002, the OP purchased Simon's 50% undivided ownership interest in the center for $46.6 million in cash and assumed Simon's $29.7 million pro-rata share of existing mortgage debt. The operations and balance sheet of the center are consolidated in the accompanying financial statements from the buyout date.

6.  Investments in Affiliates (continued)

In December 2000, the OP and Fortress acquired four outlet centers from a competitor, through F/C Acquisition in which the OP had a 49% interest. The total purchase price was $240.0 million, including the assumption of approximately $174.0 million of 6.99% fixed-rate non-recourse mortgage debt due in 2008. In July 2002, Fortress exercised its option under the F/C Limited Liability Company Agreement to invoke the "Buy/Sell Right" which gave the OP the option to sell its 49% ownership interest in F/C Acquisition or buy the partner's 51% ownership interest. On August 20, 2002, the OP exercised its right to buy the 51% interest for cash of $58.9 million and assumed $86.5 million of existing mortgage debt on the properties. The operations and balance sheet of the four F/C Acquisition premium outlet centers have been consolidated in the accompanying financial statements from the buyout date.

In December 2001, the OP had a 15% minority interest in a partnership that owns an outlet center located in Guam. The center had been generating operating losses and the OP did not anticipate recovering its investment therefore, in December 2001, the OP wrote off its investment in Guam and recognized a loss of $1.2 million which is included in gain on sale of unconsolidated investments, net of write-down in 2001 in the accompanying financial statements. During the year ended December 31, 2002, the OP withdrew as a partner in the Guam outlet center.

Chelsea Interactive

The OP has been developing and operates an e-commerce technology platform through its affiliate, Chelsea Interactive with an aggregate funding commitment of up to $60.0 million; as of December 31, 2002, $52.4 million had been funded. The OP anticipates that the balance of the funding will be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and costs related to securing additional brand users for the platform, the OP has decided to recognize an impairment loss of $34.4 million, equal to the net book value of its investment in Chelsea Interactive as of December 31, 2002. However, the OP is in active discussions with potential investors to provide capital to and/or acquire Chelsea Interactive. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern. Future funding by the OP will be reported as a loss in the period funding occurs. The OP owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock.

The following is a summary of investments in and amounts due from affiliates at December 31, 2002 and 2001 (in thousands):

                                            Chelsea    Simon-      Simon-      Chelsea
                                  F/C        Japan     Orlando     Ventures   Interactive    Other    Total
                               ----------  ---------   --------   ----------  -----------  --------   ------

Balance 12/31/00 ...........    $33,114      $6,245     $15,922    $     --     $29,899      $6,449   $91,629

Additional
  investment................      1,528         674          --          --       9,934          --    12,136
Income (loss) from
  unconsolidated
  investments...............      6,522       3,286       5,492                  (5,337)       (275)    9,688
Distributions and
  fees......................     (6,088)     (2,222)    (10,745)                     --          --   (19,055)
Dispositions................         --          --          --                      --      (2,839)   (2,839)
Gain on sale net of
  impairment loss...........         --          --          --                      --         617       617
Advances (net)..............      1,042       1,313        (946)                    360        (256)    1,513
                                 ------       -----       -----      --------    ------       -----    -------
Balance 12/31/01............     36,118       9,296       9,723          --      34,856       3,696    93,689

Additional
investment..................         --         655          --      31,281      13,508         303    45,747
Income (loss) from
unconsolidated
  investments...............      4,331       4,136       1,310          --     (13,386)         25    (3,584)
Distributions
  and fees..................     (2,841)     (2,528)       (250)         --          --          --    (5,619)
Buyout reclassifications....    (36,531)         --      (9,199)         --          --          --   (45,730)
Impairment loss.............         --          --          --          --     (34,370)         --   (34,370)
Disposition.................         --          --          --          --          --        (382)     (382)
Advances (net)..............     (1,077)        912      (1,584)        638        (608)        (35)   (1,754)
                                 ------     --------    -------     -------    --------      ------   --------
Balance 12/31/02>............   $    --       $12,471    $    --     $31,919    $     --      $3,607   $47,997
                               ========     ========    =======     ========   ========      =======  ========

The OP's share of income before depreciation, depreciation expense and income from unconsolidated investments for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                         Chelsea              Simon-              Chelsea
                                               F/C       Japan     Orlando    Other      Total   Interactive
For the Year Ended:                         ---------  ---------  --------  ---------  --------  -----------
December 31, 2002

Income (loss) before depreciation..........  $6,178    $5,932     $1,833       $25     $13,968    ($5,115)
Depreciation ..............................   1,847     1,796        523        --       4,166      8,271
Impairment loss............................      --        --         --        --          --    (34,370)
                                             ------    ------     ------      ------    ------   --------
Income (loss) from unconsol. investment....  $4,331    $4,136     $1,310       $25      $9,802   ($47,756)
                                             ======    ======     ======       ===      ======   ========

December 31, 2001
Income (loss) before depreciation..........  $9,214    $4,676     $7,374     ($275)    $20,989    ($2,449)
Depreciation...............................   2,692     1,390      1,882        --       5,964      2,888
                                             ------    ------     ------      ------    ------   --------
Income (loss) from unconsol. investment ...  $6,522    $3,286     $5,492     ($275)    $15,025    ($5,337)
                                             ======    ======     ======     =====     =======    =======

December 31, 2000
Income (loss) before depreciation .........    $259    $3,905     $4,250      $333      $8,747    ($1,719)
Depreciation...............................      71       694      1,259        --       2,024        645
                                             ------    ------     ------      ------    ------   --------
Income (loss) from unconsol. investment....    $188    $3,211     $2,991      $333      $6,723    ($2,364)
                                               ====    ======     ======      ====      ======    =======

Condensed financial information as of December 31, 2002 and 2001, and for the years then ended for F/C Acquisition, Chelsea Japan and Simon-Ventures (which are included in "Retail Real Estate") and Chelsea Interactive is as follows:

                                                   Retail          Chelsea
                                                 Real Estate     Interactive
                                                 --------------  -------------

Property, plant and equipment (net)
     December 31, 2002..........................    $140,057        $31,409
     December 31, 2001..........................     355,427         29,923

Total assets
     December 31, 2002..........................     190,157         33,295
     December 31, 2001..........................     409,944         34,963

Long term debt (1)
     December 31, 2002..........................      75,139              -
     December 31, 2001..........................     282,057              -

Total liabilities
     December 31, 2002..........................     119,886          1,548
     December 31, 2001..........................     321,854          2,665

Net income (loss)
     December 31, 2002..........................      12,594        (14,247)
     December 31, 2001..........................      20,812        (11,976)

OP's share of net income (loss)
     December 31, 2002..........................       5,795        (13,386)
     December 31, 2001..........................      10,013         (5,337)

Fee income
     December 31, 2002..........................       3,982              -
     December 31, 2001..........................       5,287              -
(1)	In 2002, includes long-term debt of $75.1 in Chelsea Japan and in 2001 includes long term debt of $170.5 million in F/C, $58.5 million in Simon and $53.1 million in Chelsea Japan.

7.  Deferred Costs

The following summarizes the carrying amounts for deferred costs at December 31, 2002 and 2001, (in thousands):

                                                    2002         2001
                                                  -------       -------

Lease costs...............................       $28,074       $24,152
Financing costs...........................         9,200        16,977
Development costs.........................         1,572         8,349
Other.....................................           871           871
                                                 -------       -------
Total deferred costs......................        39,717        50,349
Accumulated amortization..................       (23,011)      (27,815)
                                                 -------       -------
Total deferred costs, net.................       $16,706       $22,534
                                                 =======       =======

8.  Non-Compete Agreement

In October 1998 the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million at closing and four annual installments of $4.6 million, terminating in January 2002. The January 2002 payment had a $0.3 million legal escrow reserve withheld. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $5.1 million during the years ended December 31, 2002, 2001 and 2000. Such amounts are included in other income in the accompanying financial statements.

9.  Other Assets

The following summarizes the components of other assets at December 31 (in thousands):

                                                            2002         2001
                                                            ----         ----
           Sales tax receivable......................     $11,708      $12,585
           Prepaid expenses..........................       9,902        3,181
           Deferred compensation.....................       6,400           -
           Non-compete receivable....................         300        2,769
           Due from equity investees.................         136          764
           Other.....................................       1,654        1,209
                                                            =====        =====
           Total other assets........................     $30,100      $20,508
                                                          =======      =======

10.  Debt

Unsecured Bank Debt

The OP has a $200.0 million senior unsecured bank line of credit (the "Senior Credit Facility") that has an expiration date of March 2005 (unless extended until March 2006). The Senior Credit Facility bears interest on the outstanding balance, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.46% at December 31, 2002) or the prime rate, at the OP's option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. At December 31, 2002, $98.0 million was outstanding under the Senior Credit Facility.

The OP also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at December 31, 2002 and 2001, is as follows (in thousands):

                                                            December 31,           Effective
                                                        2002          2001         Yield(1)
                                                     ----------     ---------      ----------

8.375% Unsecured Notes due August 2005.............     $49,922         $49,892      8.44%
7.25% Unsecured Notes due October 2007.............     124,841         124,809      7.39
8.625% Unsecured Notes due August 2009.............      49,933          49,923      8.76
8.25% Unsecured Notes due February 2011............     148,817         148,670      8.40
6.875% Unsecured Notes due June 2012...............      99,825               -      6.90
6.00% Unsecured Notes due January 2013.............     147,992               -      6.28
                                                     -----------     -----------
 Total unsecured notes                                 $621,330        $373,294
                                                     ===========     ===========
(1)	Including discount on the notes

10.  Debt (continued)

Unsecured Notes

On June 18, 2002, the OP completed a debt offering consisting of $100.0 million of 6.875% unsecured term notes due June 2012 that were priced to yield 6.90% to investors. Proceeds were used to repay borrowings under the Allen Premium Outlets and Orlando Premium Outlets construction loans that were to mature in February 2003 and August 2002, respectively, and for general corporate purposes.

On December 11, 2002, the OP completed a debt offering consisting of $150.0 million of 6.00% unsecured term notes due January 2013 that were priced to yield 6.18% to investors. Proceeds were used to repay borrowings under the Senior Credit Facility, fund the NPXL acquisition assets and for general corporate purposes.

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at December 31, 2002 and 2001, and the related Net Book Value of the associated collateral ("NBV") (in thousands) and interest rate at December 31, 2002, are as follows:

                                            December 31,                             Interest      NBV
                                        ----------------------                       --------      ----
                                        2002             2001
                                        ----             ----

     Construction Loan (1)........             -          $29,531           -                -            -
     F/C Mortgage Loan(2).........      $167,723                -       July 2008        6.99%     $258,168
     Bank Mortgage Loan (3).......        67,250           68,250      April 2010        7.26%       72,207
     Mortgage Loan (4)............        71,482           72,428     December 2012      7.67%       75,376
                                       ----------       ----------                                ----------
     Total mortgage debt                $306,455         $170,209                                  $405,751
                                       ==========       ==========                                ==========
(1)	On June 18, 2002, the OP repaid and extinguished the loan.

(2)	The F/C Mortgage Loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The mortgage may be prepaid in whole or in part at any time after the optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. The F/C Mortgage Loan had a face value of $169.6 million and a carrying amount fair value of $168.7 million on the buyout date. From August 20, 2002, to December 31, 2002, the OP recognized $40,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(3)	In April 2000, Chelsea Financing entered into a $70.0 million Bank Mortgage Loan secured by its four properties. The Bank Mortgage Loan bears interest equal to LIBOR plus 1.50% (2.88% at December 31, 2002) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.3 million through April 2005 and thereafter $0.5 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement effective January 2, 2001, to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the years ended December 31, 2002 and 2001, the OP recognized interest expense of $2.7 million and $1.2 million, respectively on the hedge that is included in interest expense in the accompanying financial statements.

(4)	The Mortgage Loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan and which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The Mortgage Loan matures in March 2028 but can be prepaid beginning December 2012. During the years ended December 31, 2002 and 2001, the OP recognized $0.4 million and $0.1 million, respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

10.  Debt (continued)

Following is a schedule of the estimated fair value of the OP's debt using current broker quotations at December 31, 2002, (in thousands):

                                     Carrying         Principal         Estimated
  Description                           Value           Balance         Fair Value
  -------------------------         --------------   ---------------   --------------
  Fixed Rate Debt...........           $860,535         $858,772          $966,224
  Variable Rate Debt........           $170,285         $170,285          $170,285

Interest paid, excluding amounts capitalized, was $47.5 million, $34.5 million and $21.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Following is a schedule of the OP's debt maturities, including debt premium amortization, at December 31, 2002, (in thousands):

          2003............       $5,153
          2004............        5,414
          2005............      159,502
          2006............        7,155
          2007............      132,382
          Thereafter......      721,214
                                -------
                             $1,030,820
                             ==========

11.  Financial Instruments: Derivatives and Hedging

In the normal course of business, the OP is exposed to the effect of interest rate changes. The OP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the OP's financial assets with interest rates on related debt, and manage the cost of borrowing obligations. For foreign currency exposures, derivatives are used primarily to align movements between currency rates to protect forecasted returns of fees to the U.S.

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

To manage interest rate and foreign currency risk, the OP may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The OP undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the OP uses interest rate instruments, typically interest rate swaps, to convert a portion of variable rate debt to fixed rate debt, or a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

11.  Financial Instruments: Derivatives and Hedging (continued)

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

The notional value and fair value of the swap provide an indication of the extent of the OP's involvement in financial derivative instruments at December 31, 2002. It does not represent exposure to credit, interest rate or market risks. At December 31, 2002 and 2001, the swap was reported at its fair value and classified as other liabilities in the accompanying financial statements of $6.7 million and $3.1 million, respectively. As of December 31 ,2002 and 2001, there were $6.7 million and $3.1 million in deferred losses, respectively, and recorded in other comprehensive loss, a partners' capital account. Within the next twelve months, the OP expects to reclassify to earnings approximately $2.9 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

                                      As of December 31, 2002
                                      ------------------------
                 Hedge Type             Notional Value    Rate          Maturity      Fair Value
                 ----------             --------------    ----          --------      -----------
           Swap, Cash Flow                $67.3 mil        5.7625%       1/1/06       ($6.7 mil)

During 2002, the OP had Japanese yen forward contracts with a notional value of 255 million yen and a fair value of $10,000 as a hedge against its yen-denominated receivable due from Chelsea Japan. During the year ended December 31, 2002, the receivable and yen forward contracts were settled and the OP received $1.9 million and recognized a $0.1 million foreign exchange loss, which is included in income from unconsolidated investments in the accompanying financial statements.

During 2001, the OP entered into a yen forward contract with a notional value of $1.4 million and a fair value of $0.04 million as a hedge against its yen-denominated receivable. During the year ended December 31, 2001 the receivable and yen forward contract were settled and the OP received $1.4 million.

12.  Preferred Units

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

13.  Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the OP. The Preferred Stock is redeemable on or after October 15, 2027, at the OP's option.

During the year ended December 31, 2002, the OP redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share and 66,552 shares at a net price of $47.25 per share.

14.  Common Stock

At a special meeting of shareholders held on January 16, 2003, the Company obtained shareholder approval to amend its articles of incorporation to increase the authorized shares of the Company's common stock to 100 million shares.

In November 2002, the Company sold 3.5 million shares of common stock at a price of $34.65 per share, yielding net proceeds after expenses of $118.8 million, which were used to fund the NPXL acquisition.

On May 1, 2002, the Company declared a 2-for-1 stock split on the Company's common shares. The stock dividend was paid May 28, 2002, to shareholders of record on May 14, 2002.

In October 2001, the Company sold 4.0 million shares of common stock at a price of $22.50 per share, yielding net proceeds of $85.2 million, which were used to repay borrowings under the Company's Senior Credit Facility and for general corporate purposes.

In July 2001, the Company completed the sale of 1.1 million shares of common stock to an institutional investor at a net price of $23 per share, yielding net proceeds of $24.8 million that were used to partially fund the acquisition of the Konover assets and for general corporate purposes.

15.  Lease Agreements

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2002 to 2020. Most leases are renewable for five years after expiration of the initial term at the lessee's option. Future minimum lease receipts under non-cancelable operating leases at December 31, 2002, exclusive of renewal option periods, were as follows (in thousands):

          2003...........      $212,146
          2004...........       202,089
          2005...........       168,837
          2006...........       134,775
          2007...........       103,513
          Thereafter.....       271,409
                                -------
                             $1,092,769
                             ==========

15.  Lease Agreements (continued)

In 1987, a predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land is classified as an operating lease. The portion attributed to building is classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term was 25 years with two options of 5 and 4.5 years, respectively. The lease provides for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 2002, 2001 or 2000. The OP has the option to cancel the lease upon six months written notice and six months advance payment of the then fixed monthly rent. If the lease is canceled, the building and leasehold improvements revert to the lessor. In August 1999, the OP amended its capital lease to reduce rent payments through December 2004 resulting in a writedown of the asset and obligation of $2.7 million and $6.0 million, respectively. The difference of $3.3 million is being recognized on a straight-line basis over the remaining term of the amended lease that ends December 2004.

Operating Leases

Future minimum rental payments under operating leases for land and administrative offices at December 31, 2002, are as follows (in thousands):

          2003...........        $1,473
          2004...........         1,480
          2005...........           916
          2006...........            52
                                 ------
                                 $3,921
                                 ======

Rental expense amounted to $1.4 million, $0.8 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital Lease

A leased property included in rental properties at December 31 consists of the following (in thousands):

                                                            2002          2001
                                                            ----          ----

     Building........................................     $6,796        $6,796
     Less accumulated amortization...................     (5,865)       (5,520)
                                                          ------        ------
     Leased property, net............................       $931        $1,276
                                                          ======        ======

Amortization expense on capital lease of $0.3 million for the years ended December 31, 2002, 2001 and 2000, is included in depreciation and amortization expense in the financial statements.

Future minimum payments under the capitalized building lease, including the present value of net minimum lease payments at December 31, 2002, are as follows (in thousands):

     2003......................................................    $   819
     2004......................................................        819
     Total minimum lease payments..............................      1,638
                                                                     -----
     Amount representing interest..............................       (131)
                                                                      ----
     Present value of net minimum capital lease payments.......     $1,507
                                                                    ======

15.  Lease Agreements (continued)

Ground Lease

In connection with the 2002 and 2001 property acquisitions, the OP acquired six properties subject to ground leases that were assumed by the OP. These ground leases have termination dates ranging from 2007 to 2087 and allow for renewal terms of 4 to 30 years.

Future minimum lease payments under ground leases at December 31, 2002, exclusive of renewal option periods were as follows (in thousands):

                    2003............              $812
                    2004............               819
                    2005............               819
                    2006............               822
                    2007............               811
                    Thereafter......            18,915
                                                ------
                                               $22,998
                                               =======

16.  Commitments and Contingencies

In May 2002, the OP entered into a 50/50 strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on the 200,000 square-foot first phase of the outlet project is expected to commence later in 2003 and open in late 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once phase one of the project has been approved, the OP will be committed to fund approximately $12 million which is 50% of the development costs.

In connection with the Simon-Ventures, the OP has committed to provide 50% of the development costs of two centers, which are expected to be approximately $48.0 million to Simon-Las Vegas and $46.0 million to Simon-Chicago. As of December 31, 2002, the OP had contributed $22.8 million to Simon-Las Vegas and $8.4 million to Simon-Chicago.

Borrowings related to Chelsea Japan for which the Company and OP have provided guarantees for repayment of debt as of December 31, 2002, are as follows (in thousands):

            Total Facility                                         Outstanding
            --------------                                         ------------
                                                                                      Due    Interest
      Yen           US $ Equivalent    Yen         US $ Equivalent   US $ Guarantee   Date    Rate
      ---           ---------------    ---         ---------------   --------------   ----   --------
  4.0 billion (1)  $33.7 million     1.0 billion   $8.3 million       $8.3 million    2003    1.45%
  0.6 billion (2)    5.0 million     0.6 billion    4.8 million        1.9 million    2012    1.50%
  3.8 billion (2)   32.0 million     3.5 billion   29.5 million       11.8 million    2015    2.20%
(1)	Facility entered into by an equity investee of the OP and has a one-year extension option; amended in November 2002 to allow for one additional year extension.

(2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

16.  Commitments and Contingencies (continued)

The OP agreed under a standby facility to provide up to $22.0 million in limited debt service guarantees for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion. As of December 31, 2002, the OP had provided limited debt service guarantees of approximately $22.0 million to Value Retail.

At December 31, 2002, other assets includes $6.4 million and accrued expenses and other liabilities include $8.0 million related to the 2002 deferred unit incentive program with certain key officers which may be paid in 2007.

The OP is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the OP or its properties, other than routine litigation arising in the ordinary course of business. Management believes the costs incurred by the OP related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

17.  Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each unit holder borrower issues a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum, payable quarterly and is due by the facility expiration date. At December 31, 2001, loans made to unitholders or affiliates of management of the OP, totaled $3.2 million. During 2001, the OP received a $1.2 million repayment of one loan and $0.5 million pay down on the other loan outstanding at December 31, 2000. In September 2001, the OP advanced $2.7 million to another unitholder to acquire approximately a 10% non-voting equity interest in Chelsea Interactive from a non-affiliated joint venture partner. During the year ended December 31, 2002, the OP received a $0.5 million payoff of one loan and a $0.6 million pay down on the other loan outstanding. During March and May of 2002, the OP advanced a total of $1.0 million to another unitholder, $0.5 million of which was used to exercise Company stock options and is reflected as a reduction to partners' capital in the accompanying financial statements. The carrying value of such loans approximated fair value at December 31, 2002. Effective June 1, 2002, the OP changed its policy to eliminate new loans to directors and officers.

The OP leased space to related parties of approximately 56,000 square feet during the years ended December 31, 2001 and 2000. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $2.1 million and $1.9 million during the years ended December 31, 2001 and 2000, respectively.

In August 1997, the OP and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer's outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination of the agreement, the director will be entitled to a fee of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii. Fees paid under this agreement totaled $0.5 million for the year ended December 31, 2001. These fees are included in the investment in affiliates in the accompanying financial statements.

Certain Directors and unitholders guarantee OP obligations, which existed prior to the formation of the OP, under leases for one of the properties. The OP has indemnified these parties from and against any liability that they may incur pursuant to these guarantees.

18.  Employee Stock Purchase Plan

The Company's Board of Directors and unitholders approved an Employee Stock Purchase Plan (the "Purchase Plan"), effective July 1, 1998. The Purchase Plan covers an aggregate of 1.0 million shares of common stock. Eligible employees have been in the employ of the OP or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are "highly compensated employees", as defined, or own 5% or more of the voting interest of the Company's stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an "option Period"). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the option Period or (b) 85% of the fair market value of the stock on the last day of the option Period. As of December 31, 2002, 86 employees were enrolled in the Purchase Plan and $5,000 in expenses has been incurred and is included in the OP's general and administrative expense. The Purchase Plan will terminate after five years unless terminated earlier by the Board of Directors.

19.  401(k) Plan

The OP maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing six months of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution which currently excludes certain officers, in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $96,000 in 2002, $128,000 in 2001 and $141,000 in 2000 are included in the OP's general and administrative expense in the accompanying financial statements.

20.  Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 2002 and 2001:

                                                        March 31          June 30        September 30      December 31
                                                        --------          -------        ------------      -----------

2002
----
Base rental revenue............................          $38,509          $43,299          $46,968           $52,896
Total revenues.................................           56,681           65,030           71,489            90,014
Net income (loss) available to
  common unitholders...........................           13,880           15,631           28,228            (9,155)
Net income (loss) per weighted average
  common unit..................................            $0.32            $0.35            $0.64            ($0.20)

2001
----
Base rental revenue............................          $28,751          $28,651          $30,528           $39,299
Total revenues.................................           44,824           46,297           49,065            66,669
Net income available to common unitholders.....           10,231           11,321           14,093            20,839
Net income per weighted average
    common unit................................            $0.27            $0.29            $0.36             $0.48

21.  Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures About Segments of an Enterprise and Related Information" it has three reportable retail real estate segments: premium domestic, other domestic and international in 2002 and 2001. The OP evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating and maintenance expense. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments:

 For the years ended:                  Premium       Other
(in thousands)                         Domestic      Domestic     International    Other          Total
-------------------------------------------------------------------------------------------------------
                                                         (1)           (2)          (3)
Total revenues
     December 31, 2002...............  $227,876         $49,856               -      $5,482      $283,214
     December 31, 2001...............   187,588          12,196               -       7,071       206,855

Interest income
     December 31, 2002...............     1,169             124               -         358         1,651
     December 31, 2001...............       848              45               -       1,913         2,806

Income (loss) from
unconsolidated investments
     December 31, 2002...............     5,641               -          15,072    (47,756)      (27,043)
     December 31, 2001...............    12,014               -           3,628     (5,337)        10,305

NOI
     December 31, 2002...............   176,001          30,664           7,891    (12,216)       202,340
     December 31, 2001...............   148,570           5,021           6,562       1,849       162,002

Fixed asset additions
     December 31, 2002...............   398,933         309,540               -         795       709,268
     December 31, 2001...............    36,674         181,729               -       1,159       219,562

Total assets
     December 31, 2002............... 1,262,190         394,984          16,077      29,779     1,703,030
     December 31, 2001...............   831,882         194,406          15,092      57,928     1,099,308
(1)	Approximately 23% of the GLA is occupied by and approximately 12% of annual revenue is derived from one tenant.

(2)	Principally comprised of the OP's interest in Chelsea Japan.

(3)	Includes corporate overhead assets and results from Chelsea Interactive.

21.  Segment Information (continued)

Following is a reconciliation of net operating income to net income for the years ended December 31, 2002 and 2001, (in thousands):

                                                                    2002              2001
                                                                 ----------        ----------

Segment NOI..................................................      $202,340         $162,002
Interest expense - consolidated..............................      (48,693)         (36,865)
Interest expense - unconsolidated investments................         (556)            (597)
Depreciation expense - consolidated..........................      (58,275)         (48,554)
Depreciation expense - unconsolidated investments                   (4,166)          (5,964)
Depreciation expense - Chelsea Interactive...................       (8,271)          (2,888)
Impairment loss- Chelsea Interactive.........................      (34,370)                -
Income tax - unconsolidated investments......................       (1,378)            (947)
Gain/(loss) on sale of centers -.............................           312            (284)
Gain on sale, net of writedown - International...............        10,911              617
                                                                    -------          -------
Net income...................................................       $57,854          $66,520
                                                                    =======          =======

22.  Non-Cash Investing and Financing Activities

In December 2002, 2001 and 2000, the OP declared quarterly distributions per share of $0.485, $0.39 and $0.375, respectively (assumes May 2002 2-for-1 stock split occurred on January 1, 2000). The limited partners' distributions were paid in January of each subsequent year.

In connection with the buyout of Simon's 50% interest in Simon-Orlando in April 2002, the OP assumed additions of approximately $68.9 million in rental properties, $6.5 million in accumulated depreciation, $8.8 million in other assets, $3.2 million in other liabilities and $59.4 million in mortgage debt.

In connection with the buyout of Fortress' 51% interest in F/C Acquisition in August 2002, the OP assumed additions of approximately $207.0 million in rental properties, $9.4 million in accumulated depreciation, $11.7 million in other assets, $5.3 million in other liabilities and $168.7 million in mortgage debt.

In connection with the purchase of the JMJ properties in November 2002, the OP issued 1.3 million units with an assigned value of $44.6 million.

In connection with the Konover acquisition in 2001, the OP assumed approximately $131.0 million in REMIC and mortgage loans payable.

                                                     CPG Partners, L.P.
                           Schedule III-Consolidated Real Estate and Accumulated Depreciation
                              for the year ended December 31, 2002 (in thousands)

                                                      Cost            Step-Up         Gross
                                                   Capitalized        Related         Amount
                                                  (Disposed of)        to             Carried                              Life
                                 Initial            Subsequent       Acquisition     at Close                              Used
                                  Cost                  to              of          of Period                               to
                                   to              Acquisition       Partnership    December 31,                          Compute
                                  Company         (Improvements)     Interest (1)     2001                                Depre-
                             ----------------- ---------------- ----------------  ------------------                     ciation
                                                                                                                            in
                                  Buildings,       Buildings,        Buildings,      Buildings,         Accumu-    Date   Latest
 Description                      Fixtures         Fixtures          Fixtures        Fixtures           lated       of    Income
Outlet Center         Encum-       and              and                and             and               Depre-    Const-  State-
 Name                brances Land Equipment  Land Equipment   Land  Equipment Land  Equipment   Total    ciation   ruction ment

 Woodbury Common, NY    -   $4,448  $16,073  $4,967  $127,653   $ -    $ -    $9,415  $143,726  $153,141  $51,691 '85,'93,
                                                                                                                   95,'98     40
 Orlando, FL (6)        -    9,946   65,711     300     1,249  7,957  31,829   18,203    98,789   116,992    9,845  '00       40
 Gilroy, CA (6)        (4)  17,053   84,641       2       231  1,812   8,840   18,867    93,712   112,579    4,632  '90,'91,
                                                                                                                    '92,'94,
                                                                                                                    '95       40
 Wrentham, MA           -      157    2,817   3,974    80,118      -       -    4,131    82,935    87,066   20,087  '95,'00   40
 Waikele, HI            -   22,800   54,357       -     2,084      -       -   22,800    56,441    79,241   11,049  '98       40
 Leesburg, VA           -    6,296        -    (811)   71,486      -       -    5,485    71,486    76,971   15,159  '96-'00   40
 Desert Hills, CA       -      975        -   2,376    65,901    830   4,936    4,181    70,837    75,018   27,908  '90,'94
                                                                                                                    -'95,
                                                                                                                    '97,-'98  40
 Michigan City, IN (6) (4)   7,264   60,107       -       578    772   6,243    8,036    66,928    74,964    3,293  '87,'88,
                                                                                                                    '89,
                                                                                                                    '91,'94,
                                                                                                                    '95'97    40
 Camarillo, CA          -    4,000        -  12,431    55,250      -       -   16,431    55,250    71,681   16,178  '94-'99   40
 Osage Beach, MO (6)    -   10,395   58,701       -         -      -       -   10,395    58,701    69,096        -  '87-90    40
 Jackson, NJ (6)        -   10,302   58,178       -         -      -       -   10,302    58,178    68,480        -  '97,'98   40
 Albertville, MN (6)    -   15,794   45,977       -        77      -       -   15,794    46,054    61,848      116  '00,'01   40
 North Georgia, GA      -    2,960   34,726    (223)   21,518      -       -    2,737    56,244    58,981   17,376  '95-'99   40
 Waterloo, NY (6)      (4)   5,258   42,942       -       172    559   4,519    5,817    47,633    53,450    2,365  '95,'96,
                                                                                                                    '97       40
 Clinton, CT            -    4,124   43,656       -     1,748      -       -    4,124    45,404    49,528   16,496  '95-'96   40
 Allen, TX              -    8,938    2,068    (836)   38,883      -       -    8,102    40,951    49,053    4,252   99-'01   40
 Vacaville, CA          -    9,683   38,850      18       249      -       -    9,701    39,099    48,800    1,226  '88,'91,
                                                                                                                    '92       40
 Folsom, CA            (2)   4,169   10,465   2,692    26,410      -       -    6,861    36,875    43,736   11,968  '90,'92,
                                                                                                                    '93,'96-
                                                                                                                    '97'00    40
 Carolina Outlet        -    6,220   24,860       -       347      -       -    6,220    25,207    31,427      813  '87,'95,
  (I), NC                                                                                                           '96,'99   40
 Carolina Outlet       (5)      -     7,862       -       105      -       -       -     7,967     7,967       257  '87,'95,
  (II), NC                                                                                                          '96,'99   40
 Petaluma Village, CA   -    3,735        -   2,959    31,929      -       -    6,694    31,929    38,623   10,678  '93,'95
                                                                                                                    -'96      40
 St. Augustine, FL (6)  -    5,783   32,658       -         -      -       -    5,783    32,658    38,441        -  '90-'92   40
 Liberty Village, NJ    -      345      405   1,499    22,629 11,015   2,195   12,859    25,229    38,088    8,466  '81,'97
                                                                                                                    -'98      30
 Napa, CA              (2)   3,456    2,113   7,908    19,744      -       -   11,364    21,857    33,221    7,502  '62,'93,
                                                                                                                    '95       40
 Kittery (I), ME (6)  (4)(5)  2,143   23,985       6       143    228   2,354    2,377    26,482    28,859    1,394  '86      40
 Kittery (II), ME       -      567    2,265       -        81      -       -      567     2,346     2,913       74  '10,'84,
                                                                                                                    '89,'95   40
 Johnson Creek, WI (6)  -    4,648   26,341       -         -      -       -    4,648    26,341    30,989       67  '98,'99,
                                                                                                                     '01      40
 Aurora, OH             -      637    6,884   1,055    20,661      -       -    1,692    27,545    29,237    9,419  '90,'93,
                                                                                                                    '94,'95   40
 Edinburgh, IN (6)      -    5,415   21,659       -       333      -       -    5,415    21,992    27,407      416  '89,'95   40
 North Bend, WA         -    4,735   18,925     (83)     (383)     -       -    4,652    18,542    23,194      603  '90,'95   40
 Branson, MO (6)        -    2,892   16,332       -         -      -       -    2,892    16,332    19,224        -  '88,'94   40
 Columbia Gorge, OR    (2)     934        -     428    13,622    497   2,647    1,859    16,269    18,128    5,848  '91,'94   40
 Santa Fe, NM           -       74        -   1,300    12,176    491   1,772    1,865    13,948    15,813    4,351  '93,'98   40
 American Tin
  Cannery, CA       $1,507       -    8,621       -     5,458      -       -       -    14,079     14,079   11,461  '87,'98    5
 Patriot Plaza, VA      -      789    1,854     976     4,081      -       -   1,765     5,935      7,700    2,499  '86,'93',
                                                                                                                    '95       40
 Corporate Offices,
   NJ, CA               -        -       60       -     6,478      -       -       -     6,538      6,538    4,141    -        5
 St. Helena, CA        (2)   1,029    1,522     (25)      588     38      78   1,042     2,188      3,230      790  '83       40
 Chicago, IL            -      465        -    (465)        -      -       -       -         -          -        -    -       40
 Las Vegas, NV          -      405        -    (405)        -      -       -       -         -          -        -    -       40
 Other retail        (3)(5) 14,994   62,512  (1,609)   (4,426)     -       -  13,385    58,086     71,471    1,819   various  40
              ------------------------------------------------------------------------------------------------------
        (2)(3)(4)$307,962 $203,828 $878,127 $38,434  $627,173 $24,199 $65,413 $266,461 1,570,713 $1,837,174 $284,239
              =======================================================================================================

The aggregate cost of the land, buildings, fixtures and equipment for federal tax purposes was approximately $1,596.8 million at December 31, 2002.

 (1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase.
     The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.

 (2) Projects encumbered by mortgage totaling $67.3 million at December 31, 2002.
 (3) Projects encumbered by mortgage totaling $71.5 million at December 31, 2002.
 (4) Projects encumbered by mortgage totaling $167.7 million at December 31, 2002.
 (5) Projects held under long term land lease.
 (6) Purchase price has been tentatively allocated.

CPG Partners, L.P.
Schedule III-Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate:

                                                          Year ended December 31,
                                                             2002         2001
                                                         ---------      -------

Balance, beginning of period......................      $1,127,906       $908,344
Additions.........................................         719,857        229,339
Dispositions and other............................         (10,589)        (9,777)
                                                        ----------     ----------
Balance, end of period............................      $1,837,174     $1,127,906
                                                        ==========     ==========

The changes in accumulated depreciation:

                                                          Year ended December 31,
                                                             2002         2001
                                                         ---------      -------

Balance, beginning of period......................        $217,462      $175,692
Additions.........................................          53,065        44,071
Consolidation of properties previously held as
investments in unconsolidated affiliates..........          15,977             -
Dispositions and other............................          (2,265)       (2,301)
                                                          ----------    ---------

Balance, end of period............................        $284,239      $217,462
                                                          ==========    =========

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th of March, 2003.

CPG Partners, L.P. By: David C.Bloom David C. Bloom Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David C. Bloom David C. Bloom	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ William D. Bloom William D. Bloom	Vice Chairman	March 19, 2003

/s/ Leslie T. Chao Leslie T. Chao	President	March 19, 2003

/s/ Michael J. Clarke Michael J. Clarke	Chief Financial Officer	March 19, 2003

/s/ Brendan T. Byrne Brendan T. Byrne	Director	March 19, 2003

/s/ Robert Frommer Robert Frommer	Director	March 19, 2003

/s/ Barry M. Ginsburg Barry M. Ginsburg	Director	March 19, 2003

Philip D. Kaltenbacher	Director	March , 2003

/s/ Reuben S. Leibowitz Reuben S. Leibowitz	Director	March 19, 2003

CERTIFICATION

          I, David C. Bloom, Chief Executive Officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P., ("the OP"), certify that:

1.	I have reviewed this annual report on Form 10-K of the OP;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the OP as of, and for, the periods presented in this annual report;

4.	The OP's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the OP and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the OP, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the OP's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The OP's other certifying officers and I have disclosed, based on our most recent evaluation, to the OP's auditors and the audit committee of the OP's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the OP's ability to record, process, summarize and report financial data and have identified for the OP's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the OP's internal controls; and

6.	The OP's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ David C. Bloom David C. Bloom Chief Executive Officer

CERTIFICATION

          I, Michael J. Clarke, Chief Financial Officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P., ("the OP"), certify that:

1.	I have reviewed this annual report on Form 10-K of the OP;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the OP as of, and for, the periods presented in this annual report;

4.	The OP's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the OP and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the OP, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the OP's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The OP's other certifying officers and I have disclosed, based on our most recent evaluation, to the OP's auditors and the audit committee of the OP's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the OP's ability to record, process, summarize and report financial data and have identified for the OP's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the OP's internal controls; and

6.	The OP's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Michael J. Clarke Michael J. Clarke Chief Executive Officer

CERTIFICATION

I, David C. Bloom, Chief Executive Officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P. ("the OP"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The annual report on Form 10-K of the OP for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the OP.

          IN WITNESS WHEREOF, I have executed this Certification this 19th day of March, 2003.

/s/ David C. Bloom David C. Bloom Chief Executive Officer

CERTIFICATION

I, Michael J. Clarke, Chief Financial Officer of Chelsea Property Group, Inc., the sole general partner of CPG Partners, L.P., (the "OP"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.	The annual report on Form 10-K of the OP for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the OP.

IN WITNESS WHEREOF, I have executed this Certification this 19th day of March, 2003.

/s/ Michael J. Clarke Michael J. Clarke Chief Executive Officer