Form 10-Q
period 2003-03-31
CPG PARTNERS LP
filed 2003-05-13
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

Commission File No. 33-98136

CPG PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	22-3258100 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer.
Yes___ No   X

There are no outstanding shares of Common Stock or voting securities.

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures	28

Officer Certifications	29

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                March 31,      December 31,
                                                                                  2003             2002
                                                                             ----------------- ----------------
                                                                               (Unaudited)
Assets:
Rental properties:
     Land..................................................................   $   269,410         $  266,461
     Depreciable property..................................................     1,574,650          1,570,713
                                                                             ----------------- ----------------
Total rental property......................................................     1,844,060          1,837,174
Accumulated depreciation...................................................      (299,285)          (284,239)
                                                                             ----------------- ----------------
Rental properties, net.....................................................     1,544,775          1,552,935
Cash and cash equivalents..................................................        21,024             22,551
Restricted cash - escrows..................................................         3,435              3,455
Tenant accounts receivable (net of allowance for doubtful
     accounts of $2,955 in 2003 and $2,593 in 2002)........................         3,100              7,762
Deferred rent receivable...................................................        20,317             18,778
Investments in unconsolidated affiliates...................................        61,926             47,997
Notes receivable-related parties...........................................         2,719              2,746
Deferred costs, net........................................................        14,890             16,706
Other assets...............................................................        34,319             30,100
                                                                             ----------------- ----------------
Total assets...............................................................    $1,706,505         $1,703,030
                                                                             ================= ================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................   $    87,035         $  103,035
     Unsecured notes.......................................................       621,475            621,330
     Mortgage debt.........................................................       305,170            306,455
     Construction payables.................................................         7,708              8,046
     Accounts payable and accrued expenses.................................        39,430             43,570
     Obligation under capital lease........................................         1,349              1,507
     Accrued distribution payable..........................................        27,628              4,927
     Other liabilities.....................................................        22,391             18,886
                                                                             ----------------- ----------------
Total liabilities..........................................................     1,112,186          1,107,756

Commitments and contingencies

Partners' capital:
General partner units outstanding, 41,764 in 2003 and 41,485 in 2002.......       462,072            462,127
Limited partners units outstanding 7,529 in 2003 and 7,563 in 2002.........        76,075             77,094
Preferred partners units outstanding, 1,300 in 2003 and 2002...............        63,315             63,315
Officer loan...............................................................          (488)              (488)
Accumulated other comprehensive loss ......................................        (6,655)            (6,774)
                                                                             ----------------- ----------------
Total partners' capital....................................................       594,319            595,274
                                                                             ----------------- ----------------
Total liabilities and partners' capital....................................    $1,706,505         $1,703,030
                                                                             ================= ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Income
for the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands, except per unit data)

                                                                                  2003                2002
                                                                            -----------------   -----------------

Revenues:
   Base rent...........................................................           $59,889             $38,509
   Percentage rent.....................................................             4,187               3,073
   Expense reimbursements..............................................            18,794              12,595
   Other income........................................................             1,477               2,504
                                                                            -----------------   -----------------
Total revenues.........................................................            84,347              56,681
                                                                            -----------------   -----------------

Expenses:
   Operating and maintenance...........................................            22,976              16,204
   Depreciation and amortization.......................................            17,632              12,941
   General and administrative..........................................             2,201               1,517
   Other...............................................................             1,460               1,093
                                                                            -----------------   -----------------
Total expenses.........................................................            44,269              31,755
                                                                            -----------------   -----------------

Income before unconsolidated investments and interest expense..........            40,078              24,926

Income from unconsolidated investments.................................             1,451               3,770
Loss from Chelsea Interactive..........................................              (837)             (2,700)
Interest expense.......................................................           (16,634)             (9,750)
                                                                            -----------------   -----------------

Net income.............................................................            24,058              16,246

Preferred unit requirement.............................................            (2,296)             (2,366)
                                                                            -----------------   -----------------
Net income available to common unitholders.............................           $21,762             $13,880
                                                                            =================   =================

Net income to common unitholders:
     General partner...................................................           $18,413             $11,887
     Limited partners..................................................             3,349               1,993
                                                                            -----------------   -----------------
Total..................................................................           $21,762             $13,880
                                                                            =================   =================

Net income per common unit:
     General partner...................................................             $0.44               $0.32
     Limited partners..................................................             $0.44               $0.32

Weighted average units outstanding:
     General partner...................................................            41,570              37,572
     Limited partners..................................................             7,561               6,300
                                                                            -----------------   -----------------
Total..................................................................            49,131              43,872

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(In thousands)

                                                                          2003             2002
                                                                      -------------   -------------
Cash flows from operating activities
Net income.......................................................       $24,058           $16,246
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................................        17,632            12,941
    Equity-in-earnings of unconsolidated investments in
          excess of distributions................................          (261)             (348)
   Loss from Chelsea Interactive.................................          -                2,700
   Proceeds from non-compete receivable..........................          -                4,300
   Amortization of non-compete revenue...........................          -               (1,284)
   Other operating activities....................................          (253)             (222)
   Changes in assets and liabilities:
       Straight-line rent receivable.............................        (1,760)             (522)
           Due from affiliates...................................        (1,185)           (1,092)
           Other assets..........................................         4,951             4,541
           Deferred incentive compensation.......................          -              (14,401)
           Accounts payable and accrued expenses.................        (4,769)          (10,965)
                                                                      -------------   ----------------
Net cash provided by operating activities........................        38,413            11,894
                                                                      -------------   ----------------

Cash flows from investing activities
Additions to rental properties...................................        (8,361)           (3,927)
Additions to investments in unconsolidated affiliates............       (11,577)           (3,287)
Distributions from investments in unconsolidated
     affiliates in excess of earnings............................          -                  805
Additions to deferred development costs..........................          (113)           (2,276)
Payments from related parties....................................            27             1,113
Loans to related parties.........................................          -                 (488)
                                                                      -------------   ----------------
Net cash used in investing activities............................       (20,024)           (8,060)
                                                                      -------------   ----------------

Cash flows from financing activities
Debt proceeds....................................................          -                  159
Repayment of debt................................................       (17,207)             (392)
Net proceeds from sale of the Company's common stock.............         3,536             2,835
Distributions....................................................        (5,967)           (4,973)
Redemption of preferred units....................................          -               (6,431)
Additions to deferred financing costs............................          (278)              (70)
                                                                      -------------   ----------------
Net cash used in financing activities............................       (19,916)           (8,872)
                                                                      -------------   ----------------

Net decrease in cash and cash equivalents........................        (1,527)           (5,038)
Cash and cash equivalents, beginning of period...................        22,551            24,604
                                                                      -------------   ----------------
Cash and cash equivalents, end of period.........................       $21,024           $19,566
                                                                      =============   ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Organization and Basis of Presentation

CPG Partners, L.P., (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993 specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of March 31, 2003, the OP wholly or partially owned 59 centers in 30 states and Japan containing approximately 14.6 million square feet of gross leasable area ("GLA"). The OP's portfolio is comprised of 28 premium outlet centers containing 9.0 million square feet of GLA (the "Premium Properties") and 31 other retail centers containing approximately 5.6 million square feet of GLA ("Other Properties") (collectively the "Properties"). The OP's Premium Properties generated approximately 77% and 89% of the OP's retail real estate net operating income for the three months ended March 31, 2003, and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Washington, D.C., San Francisco, Sacramento, Cleveland, Atlanta, Dallas, Portland (Oregon), Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, and Honolulu.

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

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company's common shares. The Operating Partnership simultaneously declared a 2-for-1 split of the OP's Limited Partnership units. The stock/unit dividend was paid May 28, 2002, to shareholders/unitholders of record on May 14, 2002. All applicable unit and per unit information in the accompanying financial statements have been adjusted to reflect the stock/unit split.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2003, using available market information and appropriate valuation methodologies. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Common ownership of the OP as of March 31, 2003, was approximately as follows:

           General Partner                  84.7%           41,764,000    units
           Limited Partners                 15.3%            7,529,000    units
                                          -----------     ---------------
           Total                           100.0%           49,293,000

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Organization and Basis of Presentation (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2002.

In August 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 2 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive, Inc.("Chelsea Interactive").

2.   Investments in Affiliates

The OP holds several non-controlling interests in domestic and international joint ventures accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments and loss from Chelsea Interactive in the accompanying financial statements.

As of March 31, 2003, the OP's interests in joint ventures included a 50% interest in Las Vegas Premium Outlets and a 50% interest in Chicago Premium Outlets with Simon Property Group, Inc. ("Simon") (collectively "Simon-Ventures"), a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"), a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City ("Chelsea Mexico"), minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail") and 100% of the non-voting preferred stock and 50% of the non-voting common stock of Chelsea Interactive, representing 40% of the total common stock.

In June 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, scheduled to open in mid-2003. The OP is responsible for financing its 50% share of development costs that are expected to be approximately $48.0 million. As of March 31, 2003, the OP had contributed $29.5 million.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase outlet center located in Aurora, Illinois, scheduled to open in mid-2004. The OP is responsible for financing its 50% share of the development costs that are expected to be approximately $46.0 million. As of March 31, 2003, the OP had contributed $10.5 million.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.   Investments in Affiliates (continued)

In March 2003, Chelsea Japan opened the 180,000 square-foot first phase of Sano Premium Outlets, located 40 miles north of Tokyo. Chelsea Japan has two other centers: Gotemba Premium Outlets, located to the west of Tokyo, currently a 220,000 square-foot center, is being expanded by an additional 170,000 square feet scheduled to open in July 2003; Rinku Premium Outlets, located near Osaka, is a 250,000 square-foot center including a 70,000 square-foot second phase that opened in March 2002.

At March 31, 2003, the OP had incurred approximately $1.5 million related to predevelopment costs and formation of the Chelsea Mexico joint venture.

At March 31, 2003, the OP had minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe.

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the OP's $60.0 million funding limit. Through March 31, 2003, the OP had funded $53.2 million and anticipates that the $6.8 million funding balance may be used to further develop the platform and/or to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. An $0.8 million funding loss was reported for the three months ended March 31, 2003. Future funding by the OP will be reported as a loss in the period funding is required. The OP is in active discussions with a potential investor to restructure Chelsea Interactive or dispose of its assets. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern.

The following is a summary of investments in and amounts due from affiliates at March 31, 2003, (in thousands):

                                         Chelsea          Simon-
                                           Japan         Ventures         Mexico          Other        Total
                                       -------------    ------------    ----------    ----------   -------------

Balance December 31, 2002                $12,471         $31,919        $    -        $3,607         $47,997
Additional
  investment..................               386          10,657         1,508             -          12,551
Income from  unconsolidated
  investments.................             1,451               -             -             -           1,451
Distributions and fees...                 (1,190)              -             -             -          (1,190)
Advances (net)................             1,147             (30)            -             -           1,117
                                    -------------    ------------    ----------    ----------   -------------

Balance March 31, 2003......             $14,265         $42,546        $1,508        $3,607         $61,926
                                    =============    ============    ==========    ==========   =============

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.   Investments in Affiliates (continued)

The OP's share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three months ended March 31, 2003, and 2002 are as follows (in thousands):

                                            2003                                                2002
                       ------------------------------------------------ -----------------------------------------------------
                                                        Income (loss)                                            Income
                         Income (loss)                     from               Income (loss)                    (loss) from
                           before                        Unconsol.              before                           Unconsol.
                         Depreciation        Depr.      Investments           Depreciation          Depr.      Investments
                         --------------    ---------    ---------------       ----------------    ---------    --------------
Chelsea Japan..........      $2,050          $599         $1,451                $1,291             $  399       $  892
F/C (1)................         -              -            -                    2,264                721        1,543
Simon (2)..............         -              -            -                    1,833                523        1,310
Other..................         -              -            -                       25                 -            25
                         --------------    ---------    ---------------       ----------------    ---------    --------------
   Total...............      $2,050          $599         $1,451                $5,413             $1,643       $3,770
                         ==============    =========    ===============       ================    =========    ==============
Chelsea Interactive....
                             $ (837)        $  -          $ (837)              ($1,192)            $1,508      ($2,700)
                         ==============    =========    ===============       ================    =========    ==============
(1)	During the three months ended March 31, 2002, the OP had a 49% interest in F/C Acquisition, a joint venture that owns four Premium Outlet centers. In August 2002, the OP became the sole owner of F/C Acquisition by acquiring the remaining 51% undivided ownership interest from the joint venture partner and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the OP had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the OP became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon and consolidated the operations and balance sheet from the buyout date.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.   Investments in Affiliates (continued)

Condensed financial information as of March 31, 2003, and December 31, 2002, and for the three months ended March 31, 2003, and 2002 for investments in unconsolidated affiliates is as follows:

                                                                  Retail          Chelsea
                                                                Real Estate     Interactive
                                                                --------------  -------------

Property, plant and equipment (net)
     March  31, 2003...........................................    $274,737     $        -
     December  31, 2002........................................     140,057         31,409

Total assets
     March  31, 2003...........................................     359,961              -
     December  31, 2002........................................     190,157         33,295

Long term debt (Chelsea Japan)
     March  31, 2003...........................................      78,221              -
     December  31, 2002........................................      75,139              -

Total liabilities
     March  31, 2003...........................................     189,841              -
     December  31, 2002........................................     119,886          1,548

Net income (loss)
     March  31, 2003...........................................         652              -
     March  31, 2002 (1) (2)...................................       4,992         (3,651)

OP's share of net income (loss)
     March  31, 2003...........................................         261           (837)
     March  31, 2002 (1) (2)...................................       2,395         (2,700)

Fee income
     March 31, 2003............................................       1,190              -
     March  31, 2002 (1) (2)...................................       1,350              -
(1)	During the three months ended March 31, 2002, the OP had a 49% interest in F/C Acquisition, a joint venture that owns four Premium Outlet centers. In August 2002, the OP became the sole owner of F/C Acquisition by acquiring the remaining 51% undivided ownership interest from the joint venture partner and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the OP had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the OP became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon and consolidated the operations and balance sheet from the buyout date.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.   Non-Compete Agreement

The OP recognized income from its non-compete agreement with The Mills Corporation of $1.3 million during the three months ended March 31, 2002, which is included in other income in the accompanying financial statements.

4.   Debt

Unsecured Bank Debt

The OP has a $200.0 million senior unsecured bank line of credit (the "Senior Credit Facility") with an expiration date of March 31, 2005, which the OP has the right to extend until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.38% at March 31, 2003) or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. A facility fee of 0.125% is payable annually in advance. At March 31, 2003, $82.0 million was outstanding under the Senior Credit Facility.

The OP also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at March 31, 2003, and December 31, 2002, is as follows (in thousands):

                                                         March 31,           December 31,        Effective
                                                           2003                  2002             Yield (1)
                                                     -------------------------------------------------------------

8.375% Unsecured Notes due August 2005.......           $  49,930            $  49,922              8.44%
7.25% Unsecured Notes due October 2007........            124,849              124,841              7.39
8.625% Unsecured Notes due August 2009.......              49,935               49,933              8.76
8.25% Unsecured Notes due February 2011......             148,853              148,817              8.40
6.875% Unsecured Notes due June 2012..........             99,864               99,825              6.90
6.00% Unsecured Notes due January 2013.......             148,044              147,992              6.28
                                                     -------------------- ---------------------
   Total                                                 $621,475             $621,330
                                                     ==================== =====================

(1)  Including discount on the notes

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.   Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at March 31, 2003, and December 31, 2002, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of March 31, 2003, are as follows (in thousands):

                                                March 31,      December 31,    Interest
                                                  2003           2002           Rate        NBV
                                               ------------- ----------------  --------  ------------
Mortgage Loan due July 2008 (1)                 $166,955         $167,723        6.99%     $256,654
Mortgage Loan due April 2010 (2)                  67,000           67,250        7.26%       71,546
Mortgage Loan due December 2012 (3)               71,215           71,482        7.67%       75,231
                                               ------------- ----------------  --------  ------------
                                                $305,170         $306,455                  $403,431
                                               ============= ================  ========  ============
(1)	The Mortgage Loan due July 2008 was consolidated as part of the August 2002 buyout of a joint venture partner's 51% interest in the F/C Acquisition joint venture. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the three months ended March 31, 2003, the OP recognized $34,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(2)	Chelsea Financing entered into a $70.0 million Mortgage Loan due April 2010 secured by its four properties. The Mortgage Loan bears interest equal to LIBOR plus 1.50% (2.84% at March 31, 2003) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.25 million through April 2005 and thereafter $0.45 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the three months ended March 31, 2003, and 2002, the OP recognized interest expense of $0.7 million on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The Mortgage Loan due December 2012 was assumed as part of a September 2001 acquisition. The loan calls for fixed monthly debt service payments of $0.5 million for interest based on a 26-year amortization schedule. During the three months ended March 31, 2003, and 2002, the OP recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

Interest and loan costs of approximately $0.9 million and $0.7 million were capitalized as development costs during the three months ended March 31, 2003, and 2002, respectively.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.   Financial Instruments: Derivatives and Hedging

The OP employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At March 31, 2003, the OP's interest rate swap was reported at its fair value and classified as an other liability of $6.6 million. At March 31, 2003, there were $6.6 million in deferred losses, recorded in accumulated other comprehensive loss. During the next twelve months, the OP expects to reclassify to earnings approximately $2.8 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

       Hedge Type        Notional Value      Rate      Maturity     Fair Value
       ----------        --------------      ----      --------     ----------
    Swap, Cash Flow      $67.0 million      5.7625%     1/1/06    ($6.6 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP's involvement in financial derivative instruments of March 31, 2003, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

6.   Partners' Capital

Following is a statement of partners' capital for the three months ended March 31, 2003, (in thousands):

                                                                                         Accum. Other
                                         General     Limited     Preferred                   Comp.         Total
                                         Partner's   Partners'   Partner's    Officer    Income (Loss)   Partners'
                                         Capital     Capital     Capital       Loan           (1)         Capital
                                        ----------  ----------  ----------   ---------  --------------  ------------

Balance December 31, 2002............... $462,127    $77,094      $63,315     ($488)      ($6,774)        $595,274
Net income..............................   19,247      4,811           -         -             -            24,058
Other comprehensive income/(loss):
     Foreign currency translation.......       -          -            -         -             (1)              (1)
     Interest rate swap.................       -          -            -         -            120              120
                                                                                                          ---------
Total comprehensive income..............                                                                    24,177
                                                                                                          ---------

Common distributions....................  (22,344)    (4,028)           -           -           -          (26,372)
Preferred distribution..................     (834)    (1,462)           -           -           -           (2,296)
Contributions (net of costs)............    3,536          -            -           -           -            3,536
Transfer of limited partners' interest        340       (340)           -           -           -               -
                                        ----------  ----------  ----------   ---------  --------------  ------------
Balance March 31, 2003.................. $462,072    $76,075      $63,315     ($488)      ($6,655)        $594,319
                                        ==========  ==========  ==========   =========  ==============  ============

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.   Distributions

On March 13, 2003 the Board of Directors of the Company declared a $0.535 per unit distribution to unitholders of record on March 31, 2003. The distribution, totaling $26.4 million, was paid on April 14, 2003.

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

10.   Commitments and Contingencies

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on the 200,000 square-foot first phase of the outlet project is scheduled to commence later in 2003 and open in 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once Phase I of the project has been approved, the OP will be committed to fund approximately $12.0 million which is 50% of the development costs.

In connection with the Simon joint ventures, the OP has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of March 31, 2003, the Company had contributed $29.5 million and $10.5 million to the Las Vegas and Chicago projects, respectively.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of March 31, 2003, are as follows (in thousands):

          Total Facility                                      Outstanding
                                                                                            Due    Interest
        Yen         US $ Equivalent     Yen          US $ Equivalent     US $ Guarantee     Date     Rate
        ---         ---------------     ---          ---------------     --------------     ----   --------
4.0 billion (1)     $33.9 million       1.0 billion    $8.4 million       $8.4 million      2004     1.43%
3.8 billion (2)      32.2 million       3.5 billion    29.7 million       11.9 million      2015     2.20%
0.6 billion (2)       5.1 million       0.6 billion     4.8 million        1.9 million      2012     1.50%
1)	Facility entered into by an equity investee of the OP that has a one-year extension option.

2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.   Commitments and Contingencies (continued)

As of March 31, 2003, the OP had provided limited debt service guarantees of approximately $22.0 million to Value Retail and affiliates, the maximum amount under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The term of the standby facility expired in November 2001 and guarantees shall not be outstanding for longer than five years after project completion.

At March 31, 2003, other assets includes $10.3 million and accrued expenses and other liabilities include $12.8 million related to the 2002 deferred unit incentive program which may be paid to certain key officers in 2007.

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

11.   Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each borrower issues a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum payable quarterly and is due by the facility expiration date. At March 31, 2003, loans made to two unitholders, who are also management of the OP, totaled $3.2 million, $0.5 million of which was used to exercise OP stock options and is reflected as a reduction to partners' capital in the accompanying financial statements. The carrying value of such loans approximated fair value at March 31, 2003. Effective June 1, 2002, the OP changed its policy to eliminate new loans to directors and officers.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

    Unaudited                             Premium         Other
(in thousands)                            Domestic        Domestic          International       Other          Total
-------------------------------------- --------------- ----------------- ------------------ ------------- ---------------
                                                             (1)                (2)             (3)
Total revenues
  Three months ended:
        March 31, 2003.............        $62,370         $21,945           $  -               $32          $84,347
        March 31, 2002.............         44,075          11,229              -             1,377           56,681

Interest income
  Three months ended:
        March 31, 2003.............            255               4              -                32              291
        March 31, 2002.............            283              24              -                93              400

Income (loss) from unconsolidated
      investments
  Three months ended:
        March 31, 2003.............             -               -            1,451             (837)             614
        March 31, 2002.............          2,853              -              917           (2,700)           1,070

NOI
  Three months ended:
        March 31, 2003.............         45,267          14,463           2,414           (2,857)          59,287
        March 31, 2002.............         36,586           4,930           1,703             (744)          42,475

Fixed asset additions
  Three months ended:
        March 31, 2003.............          4,164           4,743              -              (546)           8,361
        March 31, 2002.............          3,192             275              -               460            3,927

Total assets
    March 31, 2003.................      1,257,106         397,283          19,380           32,736        1,706,505
    December 31, 2002..............      1,262,190         394,984          16,077           29,779        1,703,030
(1)	Approximately 15% of the GLA is occupied by and approximately 7% of annualized revenue is derived from one tenant.

(2)	Principally comprised of the OP's interest in Chelsea Japan.

(3)	Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.   Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three months ended March 31, 2003, and 2002 (in thousands):

                                                                                  2003            2002
                                                                          ----------------- ---------------
Segment NOI......................................................               $59,287         $42,475
Interest expense - consolidated..................................              (16,634)          (9,750)
Interest expense - unconsolidated investments....................                 (144)            (128)
Depreciation and amortization expense - consolidated.............              (17,632)         (12,941)
Depreciation and amortization
             expense - unconsolidated investments.................                (599)          (1,643)
Depreciation and amortization
             expense - Chelsea Interactive.......................                     -          (1,508)
Income tax - unconsolidated investments..........................                 (220)            (259)
                                                                          ----------------- ---------------
Net income.......................................................              $24,058          $16,246
                                                                          ================= ===============

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

General Overview

From April 1, 2002, to March 31, 2003, the OP has grown rental revenue by $22.5 million to $64.1 million. This was achieved by increasing rents, expanding two wholly-owned centers and acquiring seven centers that were partially offset by rent decreases from selling five non-core centers. Increasing rents at operating centers resulted in base rent growth of $1.2 million. The OP re-leased or renewed approximately 1.2 million square feet of Premium Property GLA during the twelve months ended March 31, 2003, for which initial contractual cash rents under new leases were 12% higher than expiring leases. The expansion of two wholly-owned centers increased base rents by $0.4 million. The acquisition of seven centers increased base rents by $8.3 million. In addition, the purchase of ownership interests in the five centers previously held as unconsolidated investments resulted in rental revenue growth of $11.6 million and a decrease in income from unconsolidated investments of $2.9 million during the three months ended March 31, 2003, from March 2002, as the operating results for these five centers have been fully consolidated since their buyouts. Income from unconsolidated investments for Chelsea Japan grew due to higher earnings, increased fees and the expansion of Rinku Premium Outlets in March 2002 and the opening of Sano Premium Outlets in March 2003.

At March 31, 2003, the OP wholly or partially-owned 14.6 million square feet of GLA. Since April 1, 2002, the OP has added 2.0 million square feet ("sf") of net GLA and details are as follows:

Net GLA added since April 1, 2002, is detailed as follows:

                                                                 12 months          3 months           9 months
                                                                   ended              ended             ended
                                                                 March 31,           March 31,        December 31,
                                                                   2003                2003              2002
                                                              ----------------     --------------    --------------------
Changes in GLA (sf in 000's):

New centers developed:
     Sano Premium Outlets (40% owned) ..............                    180              180                  -
                                                              ----------------     --------------    --------------------

Centers expanded:
    Rinku Premium Outlets (40% owned) ..............                     70               -                  70
    Desert Hills Premium Outlets....................                     23               -                  23
    Liberty Village Premium Outlets.................                     23               -                  23
    Other...........................................                    (12)              -                 (12)
                                                              ----------------     --------------    --------------------

Total centers expanded..............................                    104               -                 104

Centers acquired:
    Factory Outlet Village Osage Beach..............                    391               -                 391
    St. Augustine Outlet Center.....................                    329               -                 329
    Edinburgh Outlet Center.........................                    305               -                 305
    Outlets at Albertville..........................                    305               -                 305
    Factory Merchants Branson.......................                    300               -                 300
    Jackson Outlet Village..........................                    292               -                 292
    Johnson Creek Outlet Center.....................                    278               -                 278
                                                              ----------------     --------------    --------------------
Total centers acquired..............................                  2,200               -               2,200

Centers sold:
    Five Other Properties...........................                   (496)               -                (496)

Net GLA added during the period.....................                  1,988              180              1,808

GLA at end of period................................                 14,566           14,566             14,386

Results of Operations

Comparison of the three months ended March 31, 2003, to the three months ended March 31, 2002.

Income increased $7.8 million, or 48.1%, to $24.0 million for three months ended March 31, 2003, from $16.2 million for the three months ended March 31, 2002. This increase was primarily the result of the buyouts of ownership interest in five centers, acquisition of seven centers during 2002 and higher rents on releasing and renewals during 2003, partially offset by increased interest expense.

Base rentals increased $21.4 million, or 55.5%, to $59.9 million for the three months ended March 31, 2003, from $38.5 million for the three months ended March 31, 2002, due to the buyouts of ownership interest in five centers and the acquisition of seven centers in 2002, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002.

Percentage rents increased $1.1 million, or 36.3%, to $4.2 million for the three months ended March 31, 2003, from $3.1 million for the three months ended March 31, 2002, primarily due to the buyouts of ownership interest in five centers and the acquisition of seven centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.2 million, or 49.2%, to $18.8 million for the three months ended March 31, 2003, from $12.6 million for the three months ended March 31, 2002, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Portfolio was 87% for the three months ended March 31, 2003 and 2002. The average recovery of reimbursable expenses for the Other Retail Centers was 69% for the three months ended March 31, 2003, compared to 52% for the three months ended March 31, 2002.

Other income decreased $1.0 million or 41.0% to $1.5 million for the three months ended March 31, 2003, from $2.5 million for the three months ended March 31, 2002, primarily due to the termination of the non-compete agreement which included income recognition of $1.3 million in 2002 partially offset by an increase in ancillary operating income in 2003.

Operating and maintenance expenses increased $6.8 million, or 41.8%, to $23.0 million for the three months ended March 31, 2003, from $16.2 million for the three months ended March 31, 2002. The increase was primarily due to costs related to increase in GLA.

Depreciation and amortization expense increased $4.7 million, or 36.2% to $17.6 million for the three months ended March 31, 2003, from $12.9 million for the three months ended March 31, 2002. The increase was due to depreciation of the increased GLA.

General and administrative expense increased $0.7 million or 45.1% to $2.2 million for the three months ended March 31, 2003, from $1.5 million for the three months ended March 31, 2002, primarily due to increases in unit program accrual, increased salaries and professional fees.

Other expenses increased $0.4 million or 33.6% to $1.5 million for the three months ended March 31, 2003, from $1.1 million for the three months ended March 31, 2002, due to increased reserve for bad debt and center rent expense.

Income from unconsolidated investments decreased $2.3 million or 61.5% to $1.5 million for the three months ended March 31, 2003, from $3.8 million for the three months ended March 31, 2002, due to the buyouts of ownership interests in five centers which were previously held as unconsolidated investments partially offset by higher income from Chelsea Japan.

The loss from Chelsea Interactive decreased $1.9 million to $0.8 million for the three months ended March 31, 2003, from $2.7 million for the three months ended March 31, 2002, due to the write-off of the OP's investment at December 31, 2002. The March 31, 2003, loss represents funding to Chelsea Interactive.

Interest expense increased $6.8 million or 70.6% to $16.6 million for the three months ended March 31, 2003, from $9.8 million for the three months ended March 31, 2002, due to higher debt that financed acquisitions and the buyouts of partner's interests.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2002, of $128.2 million is expected to increase with a full year of operations from the five joint venture buyout centers and the 1.8 million square feet of GLA added during 2002 as well as scheduled openings of approximately 800,000 square feet of new joint venture GLA in 2003. The OP has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The OP also has access to the public markets through its $800 million debt and the Company's $800 million equity shelf registrations.

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

Common distributions declared and recorded in 2003 were $26.4 million, or $0.535 per unit. The OP's distribution payout ratio as a percentage of net income before gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends ("FFO")) was 66.9%. The OP's senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP's $200 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% (2.38% at March 31, 2003) or the prime rate, at the OP's option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. At March 31, 2003, $82.0 million was outstanding under the Senior Credit Facility.

A summary of the maturity of the OP's contractual debt obligations (at par) as of March 31, 2003, is as follows (in thousands):

                                                 Less than        1 to 3           4 to 5         After 5
                                 Total           One Year          Years            Years          Years
                              -------------    --------------    --------------   -----------    ------------
Unsecured bank debt                $87,035           $  -           $87,035          $  -             $ -
Unsecured notes                    625,000              -            50,000       125,000         450,000
Mortgage debt                      299,815          3,480            10,934       164,067         121,334
                              -------------    --------------    --------------   -----------    ------------
   Total                        $1,011,850         $3,480          $147,969      $289,067        $571,334
                              =============    ==============    ==============   ===========    ============

Construction projects underway and expected to open during 2003 include a 170,000 square-foot second phase at Gotemba Premium Outlets, scheduled to open in July 2003; and the 435,000 square-foot Las Vegas Premium Outlets, scheduled to open mid-2003. The 180,000 square foot first phase of Sano Premium Outlets located north of Tokyo, Japan opened March 14, 2003. The OP is also under construction on the 438,000 square-foot Chicago Premium Outlets in Aurora, Illinois, that is scheduled to open in mid-2004 and the 124,000 square-foot third phase of Outlets at Albertville scheduled to open in late March 2004. The Gotemba and Sano projects are developments of Chelsea Japan Co., Ltd., the OP's 40% owned Japanese joint venture. The Las Vegas and Chicago projects are 50/50 joint ventures with Simon. Other projects in various stages of development are expected to open in 2004 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint ventures, the OP has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of March 31, 2003, the OP had contributed $29.5 million and $10.5 million to the Las Vegas and Chicago projects, respectively.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of March 31, 2003, are as follows (in thousands):

          Total Facility                                      Outstanding
                                                                                            Due    Interest
        Yen         US $ Equivalent     Yen          US $ Equivalent     US $ Guarantee     Date     Rate
        ---         ---------------     ---          ---------------     --------------     ----   --------
4.0 billion (1)     $33.9 million      1.0 billion    $8.4 million        $8.4 million      2004      1.43%
3.8 billion (2)     32.2 million       3.5 billion    29.7 million        11.9 million      2015      2.20%
0.6 billion (2)      5.1 million       0.6 billion     4.8 million         1.9 million      2012      1.50%
1)	Facility entered into by an equity investee of the OP that has a one-year extension option.

2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP, through an affiliated entity, entered into a 50/50 strategic alliance with Sordo Madaleno y Asociados and Mr. Carlos Peralta of Mexico City to jointly develop premium outlet centers in Mexico. Subject to leasing and entitlements, construction on a 200,000 square-foot first phase of an outlet project north of Mexico City is expected to commence later in 2003 and to open in 2004. The site can support a second phase containing approximately 165,000 square feet of GLA. Once phase one of the project has been approved, the OP will be committed to fund approximately $12.0 million which is 50% of the development costs. As of March 31, 2003, the OP had incurred costs of approximately $1.5 million related to predevelopment costs and formation of the joint venture.

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the OP's $60.0 million funding limit. Through March 31, 2003, the OP had funded $53.2 million and anticipates that the $6.8 million funding balance may be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. An $0.8 million funding loss was reported for the three months ended March 31, 2003. Future funding by the OP will be reported as a loss in the period funding is required. The OP is in active discussions with a potential investor to restructure Chelsea Interactive or dispose of its assets. There can be no assurance that any of these discussions will be successful or that Chelsea Interactive will be able to continue as a going concern.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP's total investment in Europe as of March 31, 2003, was $3.6 million. The OP has also provided $22.0 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The term of the standby facility for new guarantees expired in November 2001 and these guarantees shall not be outstanding for longer than five years after project completion.

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

Net cash provided by operating activities was $38.4 million and $11.9 million for the three months ended March 31, 2003, and 2002, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the OP's GLA offset by the payout of the deferred incentive compensation in March 2002 and the receipt in January 2002 of the final non-compete installment. Net cash used in investing activities was $20.0 million and $8.1 for the three months ended March 31, 2003, and 2002, respectively. The increase was a result of increased joint venture and wholly owned property investing activity. Net cash used in financing activities was $19.9 million and $8.9 million for the three months ended March 31, 2003, and 2002, respectively. The increase was primarily a result of increased debt repayments offset by preferred stock redemptions in 2002.

Funds from Operations

Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITS that do not define the term in accordance with current NAREIT definition or that interpret the current NAREIT definition differently than the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, nor is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions.

                                                                        Three Months
                                                                       Ended March 31,
                                                                   2003          2002
                                                                 ------------  ------------

Income available to common unitholders .................           $21,762       $13,880
  Depreciation and amortization-wholly-owned............            17,632        12,941
  Depreciation and amortization-joint ventures..........               599         1,643
  Amortization of deferred financing costs and
   depreciation of non-rental real estate assets........              (600)         (552)
                                                                 ------------  ------------
FFO.....................................................           $39,393       $27,912
                                                                 ============  ============
Average units outstanding (1)...........................            50,883        45,076
Distributions declared per unit.........................            $0.535        $0.405

1) Assumes 2-for-1 stock/unit split in May 2002 had occurred on January 1, 2002.

Recent Accounting Pronouncements

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP's allowance for doubtful accounts included in tenant accounts receivable totaled $3.0 million and $2.6 million at March 31, 2003, and December 31, 2002, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The OP will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The OP does not believe that the value of any of its rental properties were impaired at March 31, 2003. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and costs related to securing additional brand users for the platform, future funding by the OP will be reported as a loss in the period funding occurs. As of March 31, 2003, $53.2 million had been funded and $0.8 million has been reported as a loss for the three month period then ended.

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

At March 31, 2003, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $0.9 million annually.

Following is a summary of the OP's debt obligations at March 31, 2003 (in thousands):

                                          Expected Maturity Date
-------------------------- ------------------------------------------------------ -----------------------------
                         2004   2005       2006     2007       2008        Thereafter   Total       Fair Value
                         ----   ----       ----     ----       ----        ----------   -----       ----------
Fixed Rate Debt:           -    $49,930      -     $124,849    $166,955    $517,911     $859,645    $970,665
Average Interest Rate:     -       8.38%     -         7.25%       6.99%       7.30%       7.29%
Variable Rate Debt:        -    $87,035      -           -           -      $67,000    $154,035     $154,035
Average Interest Rate:     -       2.38%     -           -           -         2.84%      2.58%

Item 4.   Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

Since the Evaluation Date, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

CPG Partners. L.P.

Part II.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)	99.1 Section 906 Certifications

(b)	Current Report on Form 8K reporting under Items 2 and 7 on an event that occurred December 19, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG Partners, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer