Form 10-Q
period 2003-09-30
CPG PARTNERS LP
filed 2003-11-13
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5

Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	32

Signatures	33

CPG Partners, L.P.
Condensed Consolidated Balance Sheets
(In thousands, except per unit data)

                                                                                September 30,      December 31,
                                                                                    2003              2002
                                                                                ----------------  ----------------
                                                                                (Unaudited)
Assets:
Rental properties:
     Land..................................................................      $   300,559      $    266,461
     Depreciable property..................................................        1,777,573         1,570,713
                                                                                ----------------  -------------------
Total rental property......................................................        2,078,132         1,837,174
Accumulated depreciation...................................................         (329,439)         (284,239)
                                                                                ----------------  -------------------
Rental properties, net.....................................................        1,748,693         1,552,935
Cash and cash equivalents..................................................           29,355            22,551
Restricted cash-escrows....................................................            5,716             3,455
Tenant accounts receivable (net of allowance for doubtful
      accounts of $2,231 in 2003 and $2,593 in 2002).......................            3,979             7,762
Deferred rent receivable...................................................           23,381            18,778
Property held for sale.....................................................            3,500                 -
Investments in unconsolidated affiliates...................................           86,656            47,997
Notes receivable-related parties...........................................            2,168             2,746
Deferred costs, net........................................................           14,068            16,706
Other assets...............................................................           36,040            30,100
                                                                                ----------------  -------------------
Total assets...............................................................      $ 1,953,556       $ 1,703,030
                                                                                ================  ===================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................     $    183,035         $ 103,035
     Unsecured notes.......................................................          621,694           621,330
     Mortgage debt.........................................................          387,786           306,455
     Construction payables.................................................            7,625             8,046
     Accounts payable and accrued expenses.................................           49,355            43,570
     Accrued distribution payable..........................................           28,470             4,927
     Other liabilities.....................................................           20,332            20,393
                                                                                ----------------  -------------------
Total liabilities..........................................................        1,298,297         1,107,756

Commitments and contingencies

Partners' Capital:
General partner units outstanding, 43,481 in 2003 and 41,485 in 2002.......          521,768           462,127
Limited partners' units outstanding 7,383 in 2003 and 7,563 in 2002........           75,317            77,094
Preferred partner units outstanding, 1,300 in 2003 and 2002 ...............           63,315            63,315
Officer loan ..............................................................                -              (488)
Accumulated other comprehensive loss ......................................           (5,141)           (6,774)
                                                                                ----------------  -------------------
Total partners' capital....................................................          655,259           595,274
                                                                                ----------------  -------------------
Total liabilities and partners' capital....................................       $1,953,556        $1,703,030
                                                                                ================  ===================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2003, and 2002
(Unaudited)
(In thousands, except per unit data)

                                                                      Three Months               Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                   2003          2002          2003          2002
                                                             -------------- ------------- ------------- -------------

   Base rent..........................................          $ 63,850       $46,490       $183,086      $127,349
   Percentage rent....................................             6,705         5,368         15,831        12,836
   Expense reimbursements.............................            20,108        16,048         59,388        42,975
   Other income.......................................             1,919         2,980          5,197         8,171
                                                             -------------- ------------- ------------- -------------
Total revenues........................................            92,582        70,886        263,502       191,331
                                                             -------------- ------------- ------------- -------------

Expenses:
   Operating and maintenance..........................            24,664        19,203         71,779        52,987
   Depreciation and amortization......................            18,056        15,002         52,880        42,097
   General and administrative.........................             2,560         1,557          7,229         4,995
   Other..............................................             1,324           985          4,353         3,092
                                                             -------------- ------------- ------------- -------------
Total expenses........................................            46,604        36,747        136,241       103,171
                                                             -------------- ------------- ------------- -------------

Income before unconsolidated investments, interest
expense and discontinued operations...................            45,978        34,139        127,261        88,160

Income from unconsolidated investments................             3,125         2,032          7,071         8,784
Loss from Chelsea Interactive.........................              (677)       (3,790)        (2,419)      (10,266)
Interest expense........................................         (17,743)      (13,098)       (50,930)      (33,691)
Gain on sale of unconsolidated investments............                 -        10,911              -        10,911
                                                             -------------- ------------- ------------- -------------
Income from continuing operations....................             30,683        30,194         80,983        63,898

Income from discontinued operations...................               (23)          331            393           815
Gain on sale of discontinued operations...............               908             -          5,625             -
                                                             -------------- ------------- ------------- -------------
Net income............................................            31,568        30,525         87,001        64,713

Preferred unit requirement............................            (2,296)       (2,297)        (6,888)       (6,974)
                                                             -------------- ------------- ------------- -------------

Net income available to common unitholders.......               $ 29,272      $ 28,228        $80,113       $57,739
                                                             ============== ============= ============= =============

Net income to  common unitholders:
General partner.......................................          $ 25,006      $ 24,223        $68,124       $49,518
Limited partners......................................             4,266         4,005         11,989         8,221
                                                             -------------- ------------- ------------- -------------
Total.................................................          $ 29,272      $ 28,228        $80,113       $57,739
                                                             ============== ============= ============= =============

Net income per common unit:
General partner (including $0.02 and $0.12 net income
   from discontinued operations for the three and
   nine months ended September 30, 2003) .............            $ 0.58      $   0.64         $ 1.61        $ 1.31
Limited partners (including $0.02 and $0.12  net
   income from discontinued operations for the three
   and nine months ended September 30, 2003)..........            $ 0.58      $   0.64         $ 1.61        $ 1.31

Weighted average units outstanding:
General partner.......................................            43,304        37,950         42,302        37,799
Limited partners......................................             7,389         6,274          7,464         6,285
                                                             -------------- ------------- ------------- -------------
Total                                                             50,693        44,224         49,766        44,084

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(In thousands)

                                                                                    2003             2002
                                                                                ------------     ------------
Cash flows from operating activities
Net income...............................................................         $87,001          $64,713
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization..........................................          52,981           42,229
  Equity-in-earnings of unconsolidated investments in
      excess of distributions received...................................          (3,047)          (2,148)
  Loss from Chelsea Interactive..........................................               -           10,266
  Loss on interest swap..................................................             514                -
  Gain on sale of unconsolidated investment..............................               -          (10,911)
  Gain on sale of discontinued operations................................          (5,625)               -
  Proceeds from non-compete receivable...................................               -            4,300
  Amortization of non-compete revenue....................................               -           (3,852)
  Additions to deferred lease costs......................................            (890)            (603)
  Other operating activities.............................................           1,597             (641)
  Changes in assets and liabilities:
     Straight-line rents.................................................          (5,485)          (2,441)
     Due from affiliates.................................................            (676)            (806)
     Other assets........................................................          (1,416)           3,118
     Deferred incentive compensation payout..............................               -          (14,401)
     Accounts payable and accrued expenses...............................           4,969           (4,747)
                                                                                ------------     ------------
Net cash provided by operating activities................................         129,923           84,076
                                                                                ------------     ------------

Cash flows from investing activities
Additions to rental properties...........................................        (165,631)        (133,502)
Net proceeds from sale of centers........................................          12,334            6,873
Additions to investments in unconsolidated affiliates....................         (33,954)         (26,098)
Proceeds from sale of investments in affiliates...........................              -           11,293
Additions to deferred development costs..................................            (737)            (718)
Payments from related parties.............................................          1,066            1,085
Loans to related parties.................................................               -             (550)
Other investing activities...............................................               -              337
                                                                                ------------     ------------
Net cash used in investing activities....................................        (186,922)        (141,280)
                                                                                ------------     ------------

Cash flows from financing activities
Debt proceeds............................................................         100,000          233,324
Repayment of debt........................................................         (29,906)        (132,400)
Net proceeds from sale of the Company's common stock.....................          58,360            5,089
Distributions............................................................         (63,953)         (48,851)
Redemption of preferred units............................................               -           (9,654)
Additions to deferred financing costs....................................            (698)          (1,215)
                                                                                ------------     ------------
Net cash provided by financing activities................................          63,803           46,293
                                                                                ------------     ------------

Net increase (decrease) in cash and cash equivalents.....................           6,804          (10,911)
Cash and cash equivalents, beginning of period...........................          22,551           24,604
                                                                                ------------     ------------
Cash and cash equivalents, end of period.................................         $29,355          $13,693
                                                                                ============     ============
  Non-cash investing activities:
     Additions to rental properties on consolidation of properties  previously
     held as investments in unconsolidated affiliates                                   -         $275,960
                                                                                ============     ============
  Non-cash  financing  activities:
     Assumption of mortgage loan payable on consolidation of properties
     previously held as investments in unconsolidated affiliates                        -         $228,026
                                                                                ============     ============
     Assumption of mortgage loans
     payable                                                                      $89,490                -
                                                                                ============     ============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

CPG Partners, L.P. (the “Operating Partnership” or “OP”) which commenced operations on November 2, 1993 specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2003, the OP wholly or partially owned 61 centers in 31 states and Japan containing approximately 16.1 million square feet of gross leasable area (“GLA”). The OP’s portfolio is comprised of 30 Premium Outlet centers containing 10.3 million square feet of GLA (the “Premium Properties”) and 31 other retail centers containing approximately 5.8 million square feet of GLA (“Other Properties”) (collectively the “Properties”). The OP’s Premium Properties generated approximately 76% and 86% of the OP’s retail real estate net operating income for the nine months ended September 30, 2003, and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Boston, Chicago, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, the Napa Valley, Orlando, Las Vegas and Honolulu.

The sole general partner in the OP, Chelsea Property Group, Inc. (the “Company”) is a self-administered and self-managed Real Estate Investment Trust (REIT).

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of September 30, 2003, was approximately as follows:

                                       Number of units         % of total units

            General Partner               43,481,000                 85.5%
            Limited Partners               7,383,000                 14.5%
                                       -------------------     -------------------
            Total                         50,864,000                100.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation (continued)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which was effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. See note 3 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective for all variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. The provisions of FIN 46 are effective beginning in the fourth quarter for variable interest entities created before January 31, 2003. The OP is currently evaluating whether it has any variable interest entities.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Acquisitions and Dispositions

Acquisitions

In August 2003, the OP acquired Belz Factory Outlet World – Las Vegas (“Las Vegas”), a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the OP also acquired Belz Factory Outlet World – Lakeland (“Lakeland”) (collectively, the”Belz Properties”), a 319,000 square-foot outlet center near Memphis, Tennessee, for an additional $3.5 million. The Lakeland property is being marketed for sale. The OP is in the process of determining the purchase price allocation and is considering the fair value of the in-place leases, land and building.

In June 2003, the OP purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs, and assumed a $60.7 million 5.85% mortgage loan due 2013. An additional $5.0 million will be due to the sellers upon the completion of a 21,000 square-foot expansion scheduled to open in late 2004, subject to permits. The OP is in the process of determining the purchase price allocation and is considering the fair value of the in-place leases, land and building.

Dispositions

In September 2003, the OP realized a gain of approximately $0.9 million from the sale of one of its non-core properties, the former Factory Stores of America at Mesa, Arizona (“Mesa property”). Revenues and expenses connected with the Mesa property have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

In June 2003, the OP sold a 23,000 square-foot Premium Outlet center located in St. Helena, California for $7.4 million, resulting in a gain of approximately $4.7 million. The center partially secured a mortgage note due April 2010 and $5.0 million of the sales proceeds were used to pay down the mortgage loan. The aggregate revenues and net income of the sold property were $0.4 million and $0.2 million, respectively for the nine months ended September 30, 2003. Revenues and expenses related to the St. Helena property have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

3.	Investments in Affiliates

The OP holds several non-controlling interests in domestic and international joint ventures accounted for under the equity method. Equity in earnings or losses of these affiliates and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments in the accompanying financial statements.

As of September 30, 2003, the OP’s interests in joint ventures included a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”), a 50% interest in two Premium Outlet centers with Simon Property Group, Inc. (“Simon”), a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates (“Chelsea Mexico”), minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”) and 100% of the non-voting preferred stock and 50% of the non-voting common stock of Chelsea Interactive, representing 40% of the total common stock.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Investments in Affiliates (continued)

In March 2003, Chelsea Japan opened the 180,000 square-foot first phase of Sano Premium Outlets, located 40 miles north of Tokyo. Chelsea Japan has two other centers: Gotemba Premium Outlets, located west of Tokyo, is a 390,000 square-foot center, including a 170,000 square-foot expansion that opened in July 2003; Rinku Premium Outlets, located near Osaka, is a 250,000 square-foot center including a 70,000 square-foot expansion that opened in March 2002.

In June 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003. The OP is responsible for financing its 50% share of development costs, or approximately $48.0 million. As of September 30, 2003, the OP had contributed $40.5 million and capitalized interest and other costs of $3.8 million.

In August 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase outlet center located in Aurora, Illinois, scheduled to open in mid-2004. The OP is responsible for financing its 50% share of the development costs, or approximately $46.0 million. As of September 30, 2003, the OP had contributed $19.4 million and capitalized interest and other costs of $1.4 million.

As of September 30, 2003, the OP had incurred approximately $2.0 million of pre-development and other costs related to the formation of the Mexico joint venture.

As of September 30, 2003, the OP had minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. In July 2002, the OP sold approximately 45% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of $10.9 million which was recorded as a gain on sale of unconsolidated investment in the accompanying financial statements.

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the OP’s $60.0 million funding limit. Through September 30, 2003, the OP had funded $54.8 million and anticipates that the $5.2 million funding balance may be used to further develop the platform and/or to fund operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.7 million and $2.4 million funding loss was reported for the three and nine months ended September 30, 2003, respectively. Future funding by the OP will be reported, as a loss in the period funding is required. The OP has signed a joint venture agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The following is a summary of investments in and amounts due from affiliates at September 30, 2003 (in thousands):

                                                Chelsea          Simon            Chelsea
                                                  Japan        Ventures            Mexico          Other         Total
                                              ------------    ------------    -------------    ----------    ------------

Balance December 31, 2002                       $12,471          $31,919      $        -         $3,607        $47,997
Additional investment.....................          639           32,192           2,022             25         34,878
Income from unconsolidated investments....        6,069            1,002               -              -          7,071
Distribution and fees.....................       (3,849)          (1,131)              -              -         (4,980)
Advances (net)............................          517            1,163               -             10          1,690
                                              ------------    ------------    -------------    ----------    ------------
Balance September 30, 2003................      $15,847          $65,145          $2,022         $3,642        $86,656
                                              ============    ============    =============    ==========    ============

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Investments in Affiliates (continued)

The OP’s share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three and nine months ended September 30, 2003, and 2002, is as follows (in thousands):

                                                     For the Three Months Ended September 30,
                      ---------------------------------------------------|-------------------------------------------------
                                           2003                          |                    2002
                      ---------------------------------------------------|--------------------------------------------------
                                                           Income        |                                   Income (loss)
                      Income(loss)                      (loss) from      |  Income (loss)                      from
                      before                             Unconsol.       |  before                           Unconsol.
                      Depreciation           Depr.      Investments      |  Depreciation         Depr.      Investments
                      ----------------    ---------    --------------    | ----------------    ---------    ----------------
Chelsea Japan......     $3,101             $   978       $2,123          |    $1,532            $  471      $  1,061
F/C (1)............          -                   -            -          |     1,369               400           969
S/C Las Vegas            1,201                 199        1,002          |         2                 -             2
                      ----------------    ---------    --------------    | ----------------    ---------    ----------------
  Total............     $4,302              $1,177       $3,125          |    $2,903              $871      $  2,032
                      ================    =========    ==============    | ================    =========    ================
Chelsea                                                                  |
Interactive........      ($677)           $      -        ($677)         |   ($1,594)           $2,196       ($3,790)
                      ================    =========    ==============    | ================    =========    ================

                                                     For the Nine Months Ended September 30,
                      --------------------------------------------------|--------------------------------------------------
                                           2003                         |                      2002
                      --------------------------------------------------|--------------------------------------------------
                                                         Income (loss)  |                                   Income (loss)
                      Income (loss)                      from           |   Income (loss)                      from
                      before                             Unconsol.      |   before                            Unconsol.
                      Depreciation            Depr.      Investments    |   Depreciation       Depr.        Investments
                      -------------------   ---------    ---------------|   --------------    ---------    ----------------
Chelsea Japan......      $8,340                $2,271       $6,069      |     $ 4,419           $1,303      $  3,116
F/C (1)............           -                     -            -      |       6,178            1,847         4,331
Simon-                                                                  |
Orlando(2).........           -                     -            -      |       1,833              523         1,310
S/C Las Vegas......       1,201                   199        1,002      |          27                -            27
                      -------------------   ---------    ---------------|   --------------    ---------    ----------------
   Total............     $9,541                $2,470       $7,071      |     $12,457           $3,673      $  8,784
                      ===================   =========    ===============|   ==============    =========    ================
Chelsea Interactive.    ($2,419)             $      -      ($2,419)     |     ($4,502)          $5,764      ($10,266)
                      ===================   =========    ===============|   ==============    =========    ================
(1)	In August 2002, the OP became the sole owner of four Premium centers by acquiring the remaining 51% undivided interest in the F/C Acquisition Holdings, LLC joint venture, and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the OP had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the OP became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Investments in Affiliates (continued)

Condensed financial information as of September 30, 2003, and December 31, 2002, and for the three and nine months ended September 30, 2003, and 2002 for investments in unconsolidated affiliates is as follows (in thousands):

                                                                                       Chelsea
                                                                      Retail         Interactive
                                                                  -------------     ---------------

Property, plant and equipment (net)
     September 30, 2003.......................................      $252,230        $        -
     December 31, 2002 (3)....................................       140,057            31,409

Total assets
     September 30, 2003.......................................       327,172                 -
     December 31, 2002 (3)....................................       190,157            33,295

Long term debt  (4)
     September 30, 2003.......................................       114,896                 -
     December 31, 2002........................................        75,139                 -

Total liabilities
     September 30, 2003.......................................       192,566             1,549
     December 31, 2002........................................       119,886             1,548

Net income (loss)
Three months ended:
     September 30, ...........................................         4,113                 -
     September 30, 2002 (1) ..................................         2,501            (3,790)

Nine months ended:
     September 30, 2003 ......................................         7,213                 -
     September 30, 2002 (1) (2)...............................        11,549           (11,127)

OP's share of net income (loss)
Three months ended:
     September 30, 2003 ......................................         1,807              (677)
     September 30, 2002 (1) ..................................         1,115            (3,790)

Nine months ended:
     September 30, 2003.......................................         3,047            (2,419)
     September 30, 2002 (1) (2)...............................         5,374           (10,266)

Fee income
Three months ended:
     September 30, 2003.......................................         1,318                 -
     September 30, 2002 (1) ..................................           915                 -

Nine months ended:
     September 30, 2003.......................................         4,024                 -
     September 30, 2002 (1) (2)...............................         3,383                 -
(1)	In August 2002, the OP became the sole owner of four Premium centers by acquiring the remaining 51% undivided interest in the F/C Acquisition Holdings, LLC joint venture and consolidated the operations and balance sheet from the buyout date.

(2)	During the three months ended March 31, 2002, the OP had a 50% interest in Orlando Premium Outlets through a 50/50 joint venture with Simon. In April 2002, the OP became the sole owner of Orlando Premium Outlets by acquiring the remaining 50% undivided ownership interest from Simon, and consolidated the operations and balance sheet from the buyout date.

(3)	At December 31, 2002, Chelsea Interactive recorded an impairment loss equal to the carrying amount of its net assets.

(4)	Long-term debt in 2003 and 2002 consists of borrowings related to Chelsea Japan.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Non-Compete Agreement

The OP recognized income from its non-compete agreement with The Mills Corporation of $1.3 and $3.9 million during the three and nine months ended September 30, 2002, which is included in other income in the accompanying financial statements.

5.	Debt

Unsecured Bank Debt

The OP has a $200.0 million senior unsecured bank line of credit (the “Senior Credit Facility”) with an expiration date of March 31, 2005, which the OP has the right to extend until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.05% at September 30, 2003) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP’s Senior Debt rating. The OP received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At September 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

The OP has a one-year $100.0 million unsecured bridge loan (the “Bridge Loan Facility”) due July 31, 2004 and has the right to extend the loan until January 31, 2005. The Bridge Loan Facility bears interest on the outstanding balance, payable monthly, at a rate equal to LIBOR plus 0.80% (1.91% at September 30, 2003). The LIBOR rate spread ranges from 0.70% to 1.35% depending on the OP’s Senior Debt rating.

The OP also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at September 30, 2003, and December 31, 2002, is as follows (in thousands):

                                                         September 30,       December 31,          Effective
                                                             2003                  2002            Yield (1)
                                                     -------------------- ---------------------  -------------------
8.38% due August 2005............................         $  49,945            $  49,922              8.44%
7.25% due October 2007...........................           124,866              124,841              7.39%
8.63% due August 2009............................            49,941               49,933              8.76%
8.25% due February 2011..........................           148,927              148,817              8.40%
6.88% due June 2012..............................            99,873               99,825              6.90%
6.00% due January 2013...........................           148,142              147,992              6.18%
                                                     -------------------- ---------------------
Total                                                      $621,694             $621,330
                                                     ==================== =====================
(1)	Including discount on the notes

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Debt (continued)

A summary of the terms of the mortgage debt outstanding at September 30, 2003, and December 31, 2002, and the related interest rate and Net Book Value (“NBV”) of the associated collateral as of September 30, 2003, are as follows (in thousands):

                                                                                      Effective
                                            September 30,          December 31,       Interest
                                                 2003                 2002              Rate             NBV
                                          -------------------    ----------------    ------------   ----------------
Due July 2008 (1)..................            $165,505                $167,723            7.26%          $254,020
Due April 2010 (2).................              61,725                  67,250            7.26%            67,725
Due December 2012 (3)..............              25,993                       -            6.29%           106,028
Due December 2012 (4)..............              70,727                  71,482            7.67%            74,817
Due March 2013 (5).................              63,836                       -            5.10%           114,091
                                          -----------------   -------------------                       -----------
                                               $387,786                $306,455                           $616,681
                                          =================   ===================                       ===========
(1)	The mortgage loan due July 2008 was consolidated as part of the August 2002 buyout of a joint venture partner's 51% interest in the F/C Acquisition joint venture. The mortgage calls for a $1.2 million fixed monthly debt service payment based on a 26-year amortization schedule. During the nine months ended September 30, 2003, the OP recognized $101,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(2)	Chelsea Financing entered into a $70.0 million mortgage loan due April 2010 originally secured by its four properties. On June 2, 2003 the OP sold one of the encumbered properties for $7.4 million with an NBV of $2.5 million. Proceeds of $5.0 million were used to pay down the mortgage loan. The loan bears interest equal to LIBOR plus 1.50% (2.61% at September 30, 2003) or prime rate plus 1.0% and calls for quarterly principal amortization of $0.25 million through April 2005 and thereafter $0.45 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the nine months ended September 30, 2003, and 2002, the OP recognized interest expense of $2.3 million and $2.0 million, respectively on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule.

(4)	The mortgage loan due December 2012 was assumed as part of a September 2001 acquisition. The loan calls for a $0.5 million fixed monthly debt service payment based on a 26-year amortization schedule. During the nine months ended September 30, 2003, and 2002, the OP recognized $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

(5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule.

Interest and loan costs of approximately $1.2 million and $0.8 million were capitalized as development costs during the three months ended September 30, 2003, and 2002, respectively; and approximately $3.4 million and $2.1 million during the nine months ended September 30, 2003, and 2002, respectively.

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

At September 30, 2003, the OP’s interest rate swap was reported at its fair value and classified as other liability of $5.8 million. At September 30, 2003, there were $5.4 million in deferred losses, recorded in accumulated other comprehensive loss, a parnter’s capital account. During the nine months ended September 30, 2003, the OP reclassified $0.5 million of other comprehensive loss to other expense as a result of its $5.0 million pay down of swapped mortgage debt in June 2003.

            Hedge Type         Notional Value        Rate      Maturity         Fair Value
            ----------         --------------        ----      --------         ----------
          Swap, Cash Flow       $67.0 million      5.7625%      1/1/06        ($5.8 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP’s involvement in financial derivative instruments at September 30, 2003, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

7.	Preferred Units

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Partner’s Capital

                                                                                                    Accum.
                                                                                                     Other
                                         General       Limited        Preferred                      Comp.          Total
                                        Partners       Partners'      Partners'      Officer        Income        Partners'
                                         Capital        Capital        Capital        Loan           (Loss)        Capital
                                       -------------   -----------   ------------  ------------   ------------  --------------
Balance December 31, 2002...........    $ 462,127       $ 77,094     $ 63,315      $    (488)     $ (6,774)       $595,274

Net income..........................       70,626         16,375            -              -             -          87,001
Other comprehensive  income / (loss)
   Foreign currency  translation....            -              -            -              -           266             266
   Interest rate swap...............            -              -            -              -         1,367           1,367
                                                                                                                 --------------
Total comprehensive income..........                                                                                88,634
                                                                                                                 --------------
Officer loan........................            -              -            -            488             -             488
Common distributions................      (68,652)       (11,957)           -              -             -         (80,609)
Preferred distributions.............       (2,502)        (4,386)           -              -             -          (6,888)
Contributions (net of costs)........       58,360              -            -              -             -          58,360
Transfer of limited partners'
  interest..........................        1,809         (1,809)           -              -             -               -
                                        -------------   -----------    ------------   ----------   ----------    --------------

Balance September 30, 2003..........    $ 521,768       $ 75,317     $ 63,315           $  -       $(5,141)       $655,259
                                        =============   ===========    ============   ==========   ==========    ==============
9.	Distributions

On September 11, 2003, the Board of Directors of the Company declared a $0.535 per unit distribution to unitholders of record on September 30, 2003. The distribution totaling $27.2 million was paid on October 14, 2003.

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

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.	Commitments and Contingencies

In connection with the Simon joint ventures, the OP has committed to provide 50% of the development costs, or approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of September 30, 2003, the OP had contributed $40.5 million and $19.4 million to the Las Vegas and Chicago projects, respectively.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of September 30, 2003, are as follows:

            Total Facility          |                        Outstanding
            --------------          |                        ------------
                                    |                                    US $             Due    Interest
      Yen         US $ Equivalent   |     Yen        US $ Equivalent    Guarantee         Date    Rate
      ---         ---------------   |     ---        ---------------    ---------         ----    -----
 4.0 billion (1)    $35.9 million   |   0.9 billion   $ 8.5 million     $ 8.5 million      2004     1.33%
 3.8 billion (2)     34.1 million   |   3.4 billion    30.2 million      12.1 million      2015     2.20%
 0.6 billion (2)      5.4 million   |   0.5 billion     4.8 million       1.9 million      2012     1.50%
1)	Facility entered into by an equity investee of the OP that has a one-year extension option until April 1, 2005.

2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets has commenced and the center is scheduled to open in late 2004. The OP is currently advancing its share of project costs up to $14 million to its joint venture partners on a recourse basis until certain title and other issues are resolved. As of September 30, 2003, the OP contributed $2.0 million for the project.

As of September 30, 2003, the OP had provided limited debt service guarantees of approximately $17.4 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion.

At September 30, 2003, other assets include $8.5 million and accrued expenses and other liabilities include $12.8 million related to the 2002 deferred unit incentive program which may be paid to certain key officers in 2007.

The OP is not presently involved in any material litigation or, to its knowledge, is any material litigation threatened against the OP or its properties, other than routine litigation arising in the ordinary course of business. Management believes the cost incurred by the OP related to any of its litigation will not be material and have been adequately provided for in the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.	Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that will expire in June 2004 for the benefit of certain unitholders. Each borrower issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum payable quarterly and is due by the facility expiration date. At September 30, 2003, the $2.2 million note receivable from related parties represents a loan made to a unitholder, who is also an officer of the OP. During the three months ended September 30, 2003, the OP received $1.1 million from a unitholder in full repayment of his loan. Effective June 2002, the OP changed its policy to eliminate new loans to directors and officers.

In August 1997, the OP and one of the Company’s directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination, the director will be entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the OP in Japan. Fees paid under this agreement totaled $0.3 million for the nine months ended September 30, 2003. These fees are included in investment in affiliates in the accompanying financial statements.

14.	Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” it has three reportable retail real estate segments: Premium domestic, other domestic and international. The OP evaluates real estate performance and allocates resources based on Net Operating Income (“NOI”) defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes, promotional and general and administrative expenses. The retail real estate business segments meet the quantitative threshold for determining reportable segments.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Segment Information (continued)

                                            Premium        Other
(in thousands)                             Domestic       Domestic      International        Other           Total
---------------------------------------- -------------- ------------- ------------------ -------------- ----------------
                                             (1)           (1)(2)            (3)             (4)
Total revenues
  Three months ended:
        September 30, 2003.........          $64,625      $27,898               $   -           $  59         $92,582
        September 30, 2002.........           58,088       11,416                   -           1,382          70,886

  Nine months ended:
        September 30, 2003.........          190,775       72,465                   -             262         263,502
        September 30, 2002.........          152,886       34,323                   -           4,122         191,331

Interest income
  Three months ended:
        September 30, 2003.........              254           40                   -               9             303
        September 30, 2002.........              252           76                   -             105             433

  Nine months ended:
        September 30, 2003.........              761           54                   -             102             917
        September 30, 2002.........              792          140                   -             276           1,208

Income (loss) from unconsolidated
investments
  Three months ended:
        September 30, 2003.........            1,002            -               2,123           (677)           2,448
        September 30, 2002.........              971            -               1,061         (3,790)         (1,758)

  Nine months ended:
        September 30, 2003.........            1,002            -               6,069         (2,419)           4,652
        September 30, 2002.........            5,643            -               3,141        (10,266)         (1,482)

NOI
  Three months ended:
        September 30, 2003.........           48,293       18,989               4,143         (2,723)          68,702
        September 30, 2002.........           45,488       10,127               2,064         (6,323)          51,356

  Nine months ended:
        September 30, 2003.........          140,298       48,717              10,659         (9,598)         190,076
        September 30, 2002.........          122,527       20,777               5,915         (8,589)         140,630

Fixed asset additions
  Nine months ended:
        September 30, 2003.........           11,752      153,144                   -             942         165,838
        September 30, 2002.........          103,520       28,550                   -           1,432         133,502

Total assets
        September 30, 2003.........        1,241,914      661,109              21,501          29,032       1,953,556
        December 31, 2002..........        1,262,190      394,984              16,077          29,779       1,703,030
(1)	Excludes revenue for St. Helena and Mesa properties, which were sold in June and September 2003, respectively.
(2)	Approximately 15% and 25% of the GLA is occupied by and approximately 9% and 13% of annualized base rent is derived from one tenant during the 2003 and 2002 periods, respectively.
(3)	Principally comprised of the Company's interest in Chelsea Japan.
(4)	Includes corporate overhead assets and results from Chelsea Interactive.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and nine months ended September 30, 2003, and 2002 (in thousands):

                                                                        Three Months                  Nine Months
                                                                            Ended                         Ended
                                                                         September 30,               September 30,
                                                                        2003       2002              2003      2002
                                                                 --------------------------    ---------------------------
Segment NOI...............................................           $68,702     $51,356         $190,076      $140,630
Interest expense - consolidated...........................           (17,743)    (13,098)         (50,930)      (33,691)
Interest expense - unconsolidated investments.............              (268)       (146)            (601)         (413)
Depreciation and amortization expense - consolidated......           (18,080)    (15,045)         (52,981)      (42,229)
Depreciation and amortization
   expense - unconsolidated investments...................            (1,177)       (871)          (2,470)       (3,673)
Depreciation and amortization
   expense - Chelsea Interactive..........................                 -      (2,196)               -        (5,764)
Income tax - unconsolidated investments...................              (774)       (386)          (1,718)       (1,058)
Gain on sale of discontinued operations...................              (908)          -            5,625             -
Gain on sale of unconsolidated investment.................                 -      10,911                -        10,911
                                                                 -------------- -----------    --------------- -----------
Net income................................................           $31,568     $30,525          $87,001       $64,713
                                                                 ============== ===========    =============== ===========
15.	Fair Value of Financial Instruments

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $100 million. Unsecured bank debt is carried at an amount, which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

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

General Overview

From October 1, 2002 to September 30, 2003, the OP grew by increasing rents at its operating centers, acquiring nine retail centers, developing two new joint venture centers and expanding two wholly-owned centers and one joint venture center. For the nine months ended September 30, 2003, base rents increased $55.7 million comprised of $5.0 million of growth from existing centers and $50.7 million from acquisitions and new development since October 1, 2002. The OP released or renewed approximately 1.3 million square feet of Premium Property GLA during the twelve months ended September 30, 2003, for which initial contractual cash rents under new leases were 13% higher than expiring leases. Investments in unconsolidated affiliates decreased $1.7 million for the nine months ended September 30, 2003. The decrease was due to the purchase and consolidation of partners’ interests in five centers during 2002 offset by earnings contributed largely from the expansion of one joint venture center and the opening of two new joint venture centers including one-time fees earned in 2003.

The OP operated GLA of 16.1 million square feet at September 30, 2003 and 12.5 million square feet at September 30, 2002. The OP’s Premium Properties portfolio consists of 30 wholly or partially-owned centers containing 10.3 million square feet of GLA at September 30, 2003, and 27 wholly or partially-owned centers containing 8.4 million square feet of GLA at September 30, 2002. The OP’s Other Properties consist of 31 wholly or partially owned centers containing 5.8 million square feet of GLA at September 30, 2003, and 27 wholly or partially owned centers containing 4.1 million square feet of GLA at September 30, 2002. Since October 1, 2002, the OP has added 3.6 million square feet (“sf”) of net GLA and details are as follows:

Net GLA added since October 1, 2002 is detailed as follows:

                                                               12 months              9 months               3 months
                                                                  ended                 ended                  ended
                                                                September 30,        September 30,          December 31,
                                                                  2003                   2003                   2002
                                                         -----------------------  --------------------  ------------------
Changes in GLA (sf in 000's):

New centers developed:
     Las Vegas Premium Outlets (50% owned) ............            435                    435                     -
     Sano Premium Outlets (40% owned) .................            180                    180                     -
                                                         -----------------------  --------------------  -------------------
                                                                   615                    615                     -

Centers expanded:
     Gotemba Premium Outlets (40% owned)...............            170                    170                     -
    Desert Hills Premium Outlets.......................             23                      -                    23
    Liberty Village Premium Outlets....................             23                      -                    23
    Other..............................................           (36)                   (28)                   (8)
                                                         -----------------------  --------------------  -------------------

Total centers expanded.................................            180                    142                    38

Centers acquired:
    Belz Factory Outlet World - Las Vegas..............            477                    477                     -
    Factory Outlet Village Osage Beach ................            391                      -                   391
    The Crossings Factory Stores.......................            390                    390                     -
    St. Augustine Outlet Center........................            329                      -                   329
    Belz Factory Outlet World - Lakeland (1) ..........            319                    319                     -
    Outlets at Albertville.............................            305                      -                   305
    Factory Merchants Branson..........................            300                      -                   300
    Jackson Outlet Village.............................            292                      -                   292
    Johnson Creek Outlet Center........................            278                      -                   278
                                                         -----------------------  --------------------  -------------------
Total centers acquired.................................          3,081                  1,186                 1,895

Centers sold:
    St. Helena Premium Outlets.........................           (23)                   (23)                     -
    Other Properties (2)...............................          (231)                  (167)                  (64)
                                                         -----------------------  --------------------  -------------------

Total centers sold.....................................          (254)                  (190)                  (64)

Net GLA added during the period........................          3,622                  1,753                 1,869

GLA at end of period...................................         16,139                 16,139                14,386
(1)	Acquired Lakeland in August 2003 in conjunction with the Las Vegas property. The Lakeland property is being marketed for sale.
(2)	Consists of Factory Stores of America at Mineral Wells, Texas and Factory Stores of America at Mesa, Arizona.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Income from continuing operations was $30.7 million, representing an increase of $0.5 million or 1.6% for the three months ended September 30, 2003, from $30.2 million for the three months ended September 2002. The increase was driven by the acquisitions of six centers in 2002 and three centers in 2003, the buyout of ownership interest in four centers in 2002, higher rents from releasing and renewals, and a decrease in the loss from Chelsea Interactive, largely offset by a gain of $10.9 million, which reflects the sale of a portion of the OP’s interest in Value Retail during July 2002 and partially due to increases in general and administrative, interest and other expenses.

Base rentals increased $17.4 million, or 37.3%, to $63.9 million for the three months ended September 30, 2003, from $46.5 million for the three months ended September 30, 2002, due to the acquisitions of nine centers, the buyout of partnership interest in four centers, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002.

Percentage rents rose $1.3 million, or 24.9%, to $6.7 million for the three months ended September 30, 2003, from $5.4 million for the three months ended September 30, 2002, primarily due to improved tenant sales, the acquisition of nine retail centers and the buyout of ownership interest in four centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $4.1 million, or 25.3% from $16.0 million for the three months ended September 30, 2002 to $20.1 million for three months ended September 30, 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 85.9% for the three months ended September 30, 2003 compared with 89.9% for the same period in 2002. The average recovery of reimbursable expenses for the Other Retail centers for the three months ended September 30, 2003 was 70.6%, compared with 57.7% for the three months ended September 30, 2002. The increase in average recovery from Other Retail centers was a result of the better recovery of expense reimbursement at centers acquired in 2002.

Other income decreased $1.1 million or 35.6% to $1.9 million for the three months ended September 30, 2003, from $3.0 million for the comparable period in 2002. The decrease was primarily due to the expiration of the non-compete agreement which included income recognition of $1.3 million in 2002, and decreased interest income from lower interest rates, partially offset by increased ancillary operating income from acquisitions of the nine centers, and the buyout of partner’s interest in four centers.

Operating and maintenance expenses increased $5.5 million, or 28.4%, from $19.2 million for the three months ended September 30, 2002 to $24.7 million for the three months ended September 30, 2003, primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $3.1 million, or an increase of 20.4%, from $15.0 million for the three months ended September 30, 2002 to $18.1 million for the three months ended September 30, 2003. The increase reflects additional expense incurred from the acquisitions of the nine centers and the buyouts of ownership interests during the second half of 2002.

General and administrative expense grew $1.0 million, or 64.4%, to $2.6 million for the three months ended September 30, 2003, from $1.6 million for the corresponding period in 2002, primarily due to increased cost for corporate governance, salaries and professional fees.

Other expenses increased $0.3 million, or 34.4%, from $1.0 million for the three months ended September 30, 2002 to $1.3 million for the three months ended September 30, 2003, due to increased reserve for bad debt and legal fees.

Income from unconsolidated investments was up $1.1 million or 53.8%, to $3.1 million for the three months ended September 30, 2003, from $2.0 million for the three months ended September 30, 2002, mainly due to higher earnings and management fees resulting from the openings of Sano and Las Vegas Premium Outlets and the expansion of Gotemba Premium Outlets, partially offset by the buyout of partners’ interests in 2002.

The loss from Chelsea Interactive decreased $3.1 million, or 82.1%, to $0.7 million for the three months ended September 30, 2003, from a loss of $3.8 million for the three months ended September 30, 2002, due to the write-off of the OP’s investment at December 31, 2002. The loss for the three months ended September 30, 2003 represents funding to Chelsea Interactive.

Gain on sale of unconsolidated investments of $10.9 million for the three months ended September 30, 2002 reflects the sale of a portion of the OP’s interest in Value Retail.

Interest expense increased $4.6 million, or 35.5%, to $17.7 million for the three months ended September 30, 2003, from $13.1 million for the three months ended September 30, 2002 due to higher debt that financed acquisitions and buyouts of partners’ interests.

Gain on sale of discontinued operations of $0.9 million for the three months ended September 30, 2003, reflects the sale of an other retail center in September 2003.

Results of Operations

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Income from continuing operations was $81.0 million, representing an increase of $17.1 million, or 26.7% for the nine months ended September 30, 2003, from $63.9 for the nine months ended September 2002. The increase was the result of the acquisitions of seven centers in 2002 and three centers in 2003, the expansion of two wholly-owned centers in late 2002, the buyout of ownership interests of five centers in 2002, higher rents from releasing and renewals, and reduced loss from Chelsea Interactive, partially offset by the sale of a portion of the OP’s interest in Value Retail, as well as increases in general and administrative, interest and other expenses.

Base rentals increased $55.7 million, or 43.8%, to $183.1 million for the nine months ended September 30, 2003, compared with $127.4 million for the nine months ended September 30, 2002, due to the acquisitions of ten centers, the buyout of partnership interests in five centers, the expansion of two wholly-owned centers and higher average rents from releasing and renewals.

Percentage rents grew $3.0 million, or 23.3%, to $15.8 million for the nine months ended September 30, 2003, from $12.8 million for the nine months ended September 30, 2002, primarily due to the acquisitions of ten retail centers, the buyout of ownership interests in five centers during 2002 and improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $16.4 million, or 38.2%, to $59.4 million for the nine months ended September 30, 2003, from $43.0 million for the nine months ended September 30, 2002, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 87.8% for the nine months ended September 30, 2003 compared with 88.4% for the corresponding period in 2002. The average recovery of reimbursable expenses for the Other Retail centers was 69.8% for the nine months ended September 30, 2003, compared with 55.1% for the nine months ended September 30, 2002. The increase in average recovery from Other Retail centers was a result of better recovery of expense reimbursements at centers acquired in 2002 and 2003.

Other income decreased $3.0 million or 36.4% to $5.2 million for the nine months ended September 30, 2003, from $8.2 million for the nine months ended September 30, 2002. The decrease was mainly due to the expiration of the non-compete agreement which included income recognition of $3.9 million in 2002 and a decrease in interest income from lower interest rates, partially offset by an increase in ancillary operating income and a gain from an outparcel sale in 2003.

Operating and maintenance expenses rose $18.8 million, representing an increase of 35.5%, from $53.0 million for the nine months ended September 30, 2002 compared to $71.8 million for the nine months ended September 30, 2003, primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $10.8 million, or 25.6%, to $52.9 million for the nine months September 30, 2003, from $42.1 million for the nine months September 30, 2002. The additional expense is attributed to increased GLA.

General and administrative expense increased $2.2 million, or 44.7%, from $5.0 million for the nine months ended September 30, 2002 to $7.2 million for the nine months ended September 30, 2003, primarily due to increases in deferred unit incentive program accrual, salaries, corporate governance and professional fees.

Other expenses increased $1.3 million or 40.8% to $4.4 million for the nine months ended September 30, 2003, from $3.1 million for the same nine-month period last year. The increase was due to a non-cash charge of $0.5 million on an interest rate swap resulting from the pay down of a hedged mortgage loan in June 2003 related to the sale of St. Helena Premium Outlets, and increased reserve for bad debt and center rent expense.

Income from unconsolidated investments fell $1.7 million, or 19.5%, to $7.1 million for the nine months ended September 30, 2003, from $8.8 million for the nine months ended September 30, 2002, principally due to the buyouts of partners’ interests in five centers which were previously held as unconsolidated investments, partially offset by the expansion of Gotemba Premium Outlets and the opening of Sano and Las Vegas Premium Outlets, which generated higher earnings and management fees, including one-time fees of $1.1 million from Chelsea Japan.

The loss from Chelsea Interactive declined $7.9 million, or 76.4%, to $2.4 million for the nine months ended September 30, 2003, from a loss of $10.3 million for the nine months ended September 30, 2002, due to the write-off of the OP’s investment at December 31, 2002. The loss for the nine months ended September 30, 2003 represents funding to Chelsea Interactive.

Gain on sale of unconsolidated investment of $10.9 million for the nine months ended September 30, 2002 reflects the sale of a portion of the OP’s interests in Value Retail.

Interest expense grew $17.2 million, or 51.2%, to $50.9 million for the nine months ended September 30, 2003, from $33.7 million for the nine months ended September 30, 2002, due to higher debt that financed acquisitions and buyouts of partners’ interests.

Income from discontinued operations of $0.4 million for the nine months ended September 30, 2003 and gain on sale of discontinued operations of $5.6 million for the nine months ended September 30, 2003, relates to the sale of St. Helena Premium Outlets located in Napa Valley, California and Factory Stores of America located in Mesa, Arizona, sold in June and September 2003, respectively.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2002, of $128.2 million is expected to increase with a full year of operations from the five joint venture buyout centers and the 1.8 million square feet of GLA added during 2002 as well as the opening of approximately 800,000 square feet of new joint venture GLA in 2003 and recent acquisition activity. The OP has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The OP also has access to the public markets through its $800 million debt and the Company's $750 million equity shelf registration for funding or refinancing requirements.

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

Common distributions declared and recorded in 2003 were $80.6 million, or $1.605 per unit. The OP’s dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred distributions (“FFO”)) was 64.7%. The OP’s senior unsecured bank line of credit (“Senior Credit Facility”) limits aggregate distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP’s $200.0 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.05% at September 30, 2003) or the prime rate, at the OP’s option, and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP’s Senior Debt rating. The OP received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At September 30, 2003, $78.0 million was outstanding under the Senior Credit Facility.

During 2003, the OP completed two acquisition transactions valued at approximately $219.0 million. On June 12, 2003, the OP purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs and the assumption of a $60.7 million 5.85% mortgage loan due 2013. In conjunction with The Crossings Factory Stores acquisition, the OP completed an offering of 1.2 million shares of common stock at a price of $42.10 per share on June 18, 2003. Net proceeds after expenses of $49.4 million were used to fund substantially the entire cash portion of the acquisition.

On August 1, 2003, the OP acquired Belz Factory Outlet World – Las Vegas, a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the OP also acquired Belz Factory Outlet World – Lakeland, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is being marketed for sale. The approximately $84.0 million cash portion of the overall transaction was financed with a $100.0 million one-year term loan facility at an annual interest rate of LIBOR plus 0.80% that is due on July 31, 2004 and extendible for six months until January 31, 2005 at the OP’s option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the OP’s Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million were used for general corporate purposes.

A summary of the maturity of the OP’s contractual debt obligations (at par) as of September 30, 2003, is as follows (in thousands):

                                           Less than           1 to 3           4 to 5        After 5
                           Total           One Year            Years             Years         Years
                        -------------    --------------    ---------------    -----------   -------------
Unsecured bank debt        $ 183,035          $100,000            $83,035          $   -          $    -
Unsecured notes              625,000                 -             50,000        125,000         450,000
Mortgage debt                377,356             2,170             17,086        171,154         186,946
                        -------------    --------------    ---------------    -----------   -------------
   Total                 $ 1,185,391          $102,170           $150,121       $296,154        $636,946
                        =============    ==============    ===============    ===========   =============

Development activity as of September 30, 2003 includes domestic and international projects totaling 1.0 million square-feet. Domestically, projects include the single-phase 438,000 square-foot Chicago Premium Outlets scheduled to open in mid 2004; the 124,000 square-foot expansion of Albertville scheduled to be fully open by spring 2004. Internationally, projects underway include the 185,000 square-foot first phase of Tosu Premium Outlets near Fukuoka, Japan, scheduled to open in March 2004; and the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004. The Chicago project is a 50/50 joint venture with Simon. The Tosu project is a development of Chelsea Japan Co., Ltd., the OP’s 40%-owned Japanese joint venture. The Punta Norte project is a development of the OP’s 50% owned Mexican joint venture. Other projects in various stages of development are expected to open in 2004 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint ventures, the OP has committed to provide 50% of the development costs, which are expected to be approximately $48.0 million for Las Vegas Premium Outlets and $46.0 million for Chicago Premium Outlets. As of September 30, 2003, the OP had contributed $40.5 million and $19.4 million to the Las Vegas and Chicago projects, respectively.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate premium outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of September 30, 2003, are as follows:

            Total Facility          |                        Outstanding
            --------------          |                        ------------
                                    |                                    US $             Due    Interest
      Yen         US $ Equivalent   |     Yen        US $ Equivalent    Guarantee         Date    Rate
      ---         ---------------   |     ---        ---------------    ---------         ----    -----
 4.0 billion (1)    $35.9 million   |   0.9 billion   $ 8.5 million     $ 8.5 million      2004     1.33%
 3.8 billion (2)     34.1 million   |   3.4 billion    30.2 million      12.1 million      2015     2.20%
 0.6 billion (2)      5.4 million   |   0.5 billion     4.8 million       1.9 million      2012     1.50%
1)	Facility entered into by an equity investee of the OP that has a one-year extension option until April 1, 2005.
2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets has commenced and the center is scheduled to open in late 2004. The OP is currently advancing its share of project costs up to $14 million to its joint venture partners on a recourse basis until certain title and other issues are resolved. As of September 30, 2003, the OP contributed $2.0 million for the project.

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive. The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows before reaching the OP’s $60.0 million funding limit. Through September 30, 2003, the OP had funded $54.8 million and anticipates that the $5.2 million funding balance may be used to further develop the platform and to finance operating cash shortfalls and potential costs related to the disposal or discontinuance of the business. A $0.7 million and $2.4 million funding loss was reported for the three and nine months ended September 30, 2003, respectively. Future funding by the OP will be reported as a loss in the period funding is required. The OP has signed an agreement with a third party to restructure Chelsea Interactive, subject to the satisfaction of certain conditions. There can be no assurance that this joint venture will be successful or that Chelsea Interactive will be able to continue as a going concern.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP’s total investment in Europe as of September 30, 2003, was $3.6 million. The OP has also provided $17.4 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $129.9 million and $84.1 million for the nine months ended September 30, 2003, and 2002, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the OP’s GLA and decreased losses from Chelsea Interactive and the payout of the deferred incentive compensation in March 2002 and the receipt in January 2002 of the final non-compete installment. Net cash used in investing activities increased to $186.9 million from $141.3 for the nine months ended September 30, 2003, and 2002, respectively, primarily as a result of an increase in joint venture and wholly- owned property acquisition activity. Net cash provided by financing activities increased to $63.8 million from $46.3 million for the nine months ended September 30, 2003, and 2002, respectively. The increase was primarily a result of common stock issuance in 2003 and preferred stock redemptions in 2002 offset by increased distributions in 2003 and lower debt activity.

Funds from Operations

Management believes that funds from operations (“FFO”) should be considered in conjunction with net income, as presented in the statements of income included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. The OP computes FFO in accordance with the current standards established by NAREIT, which may not be comparable with FFO reported by other REITS that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the OP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP’s liquidity, nor is it indicative of funds available to fund the OP’s cash needs, including its ability to make cash distributions.

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
 (In thousands, except per unit data):                              2003         2002           2003             2002
                                                           -----------------   -----------  ---------------  ---------------

Net income to common unitholders.......................          $29,272       $28,228       $ 80,113           $57,739
Add (deduct):
Depreciation and amortization - wholly owned...........           18,080        15,045         52,981            42,229
Depreciation and amortization - joint ventures.........            1,177           871          2,470             3,673
Amortization of deferred financing costs and
    depreciation of non-rental real estate assets......             (600)         (573)        (1,783)           (1,741)
Gain on sale of discontinued operations................             (908)            -         (5,625)                -
Gain on sale of unconsolidated investment..............                -       (10,911)             -           (10,911)
                                                           -----------------   -----------  ------------     ---------------
FFO.................................................             $47,021       $32,660      $ 128,156           $90,989
                                                           =================   ===========  ============     ===============
Average units outstanding .............................           50,693        44,224         49,766            44,084
Distributions declared per unit........................           $0.535        $0.485         $1.605            $1.375

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

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. The provisions of FIN 46 are effective beginning in the fourth quarter for variable interest entities created before January 31, 2003. The OP is currently evaluating whether it has any variable interest entities.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million and $2.6 million at September 30, 2003, and December 31, 2002, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The OP will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The OP does not believe that the value of any of its rental properties was impaired at September 30, 2003. The OP currently believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows unless Chelsea Interactive is able to achieve positive cash flow before reaching the $60.0 million funding limit. Due to current market conditions and the costs of operating the platform, future funding by the OP will be reported as a loss in the period funding occurs. As of September 30, 2003, $54.8 million had been funded and $0.7 million and $2.4 million has been reported as a loss for the three and nine month periods then ended.

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

At September 30, 2003, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $1.8 million annually.

Following is a summary of the OP’s debt obligations at September 30, 2003, (in thousands):

                                                        Expected Maturity Date
-------------------------------- -------------------------------------------------------------- -------------------------------------

                               2004       2005    2006      2007        2008       Thereafter     Total      Fair Value
                               ----       ----    ----      ----        ----       ----------     -----      ----------
Fixed Rate Debt:             $    -     $49,945   -        $124,866    $165,505    $607,439     $947,755     $1,061,755

Average Interest Rate:            -       8.38%   -            7.25%       6.99%       7.18%        7.22%

Variable Rate Debt:         100,000      83,035   -               -           -      61,725      244,760        244,760

Average Interest Rate:        1.91%       2.05%   -               -           -        2.82%        2.19%

Item 4. Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003 and, based on that evaluation, concluded that, as of the end of the period covered by this report we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2003, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

CPG Partners, L.P.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 31 32	Description Section 302 Certifications Section 906 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG PARTNERS, L.P.

By: /s/Michael J. Clarke
       Michael J. Clarke
       Chief Financial Officer

Date: November 12, 2003