Form 10-K
period 2003-12-31
CPG PARTNERS LP
filed 2004-03-15
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Documents incorporated by reference:

Portions of the definitive Proxy Statement of Chelsea Property Group, Inc. relating to its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III as set forth herein.

PART I

Item 1. Business

The OP

CPG Partners, L.P., a Delaware limited partnership, (the “Operating Partnership” or “OP”) is 85.6% owned and managed by its sole general partner Chelsea Property Group, Inc. (the “Company”), a self-administered and self-managed real estate investment trust ("REIT"). The OP specializes in owning, developing, redeveloping, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of December 31, 2003, the OP wholly or partially-owned 60 centers in 31 states and Japan containing approximately 16.1 million square feet of gross leasable area (“GLA”) represented by more than 1,030 tenants in 3,953 stores. The OP’s portfolio is comprised of 30 Premium Outlet centers containing 10.6 million square feet of GLA (“Premium Properties”) and 30 other retail centers containing 5.5 million square feet of GLA (“Other Properties”) (collectively the “Properties”). The Premium Properties, excluding properties converted to Premium during 2003, generated approximately 75% and 86% of the OP’s real estate net operating income for the years ended December 31, 2003 and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Tokyo and Osaka, Japan, which have a population of at least one million people within a 30-mile radius, with average annual household income of greater than $50,000. Some Premium Properties centers are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu. During 2003, the OP’s domestic Premium Properties generated weighted average tenant sales of $399 per square-foot, defined as total sales reported by tenants divided by their gross leasable area, weighted by number of months in operation.

The OP's executive offices are located at 103 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company’s website can be accessed at www.cpgi.com. A copy of the OP’s Forms 10-K, 10-Q, 8-K and other filings can be obtained free of charge, on the website. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics and other committee charters are also listed on the website and the corporate governance principles will follow shortly.

Recent Developments

Acquisitions

In June 2003, the OP purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million including closing costs and the assumption of a $60.7 million 5.85% mortgage loan due 2013. In conjunction with the acquisition, the Company completed an offering of 1.2 million shares of common stock at a price of $42.10 per share. Net proceeds after expenses of $49.4 million were used to fund substantially the entire cash portion of the acquisition.

In August 2003, the OP acquired Las Vegas Outlet Center, a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the OP also acquired Lakeland Factory Outlet Mall, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is being marketed for sale. The approximately $84.0 million cash portion of the overall transaction was financed with a $100.0 million one-year term loan at an annual interest rate of LIBOR plus 0.80% that is due on July 31, 2004 and extendible for six months until January 31, 2005, at the OP’s option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the OP’s Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million were used for general corporate purposes.

Recent Developments (continued)

Chelsea Interactive

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive.  The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows. A $2.5 million funding loss was reported for the year ended December 31, 2003.  Future funding by the OP will be reported as a loss in the period funding is required. Through December 31, 2003, the OP had funded $54.9 million and anticipates that Chelsea Interactive will not reach the OP’s funding limit of $60.0 million. On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. (“GSI-Chelsea Solutions”). Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform by the second quarter of 2004.

The following table sets forth a summary of the GLA changes from developments, expansions, acquisitions and dispositions from January 1 through December 31, 2003:

                                                                      GLA     Number
Property                              Owned         Date (1)     (Sq. Ft.)    of Stores  Tenants (2)
-----------------------------------   -----------  ---------  ------------- -----------  ---------------------------------------

As of January 1, 2003..............                             14,386,000      3,436

New centers developed:
Las Vegas Premium Outlets..........      50%        08/03          435,000        123    A|X Armani Exchange, Coach, Dolce &
  Las Vegas, NV                                                                          Gabana, Kenneth Cole, Polo Ralph
                                                                                         Lauren

Sano Premium Outlets ..............      40%        03/03          180,000         97    Bally, Brooks Brothers, Coach,
  Sano, Japan                                                                            Escada, Nautica, Theory, Timberland
                                                              ------------- -----------
Total Development .................                                615,000        220

Expansions:
 Gotemba Premium Outlets...........      40%        07/03          170,000         73    Bally, Coach, Diesel, Gap, Gucci,
   Gotemba City, Japan                                                                   L.L. Bean, Nike

Albertville Premium Outlets........     100%        12/03          125,000         37    Calvin Klein, Liz Claiborne,
  Albertville, MN                                                                        Timberland, Tommy Kids

Other (net) .......................                                (30,000)       (12)
                                                              ------------- -----------
Total expansions...................                                265,000         98

Acquisitions:
Las Vegas Outlet Center............     100%       08/03           477,000        130    Liz Claiborne, Nike, Reebok, Tommy
  Las Vegas, NV                                                                          Hilfiger, VF Factory Outlet

The Crossings Factory Stores.......     100%       06/03           390,000        108    Ann Taylor, Coach,  Liz Claiborne,
  Tannersville, PA                                                                       Reebok, Tommy Hilfiger,

Lakeland Factory Outlet Mall.......     100%       08/03           319,000         45    Bass, L'eggs Hanes Bali Playtex,
 Lakeland, TN                                                                            Nike, VF Factory Outlet,

                                                              ------------- -----------
Total acquisitions:................                              1,186,000        283

Dispositions:
Factory Stores of America..........     100%       09/03          (167,000)       (30)
  Mesa, AZ

American Tin Cannery
   Premium Outlets(3) .............     100%       01/04          (135,000)       (45)
  Pacific Grove, CA

St. Helena Premium Outlets.........     100%       06/03           (23,000)        (9)
  St. Helena, CA (Napa Valley)
                                                              ------------- -----------
Total dispositions.................                               (325,000)       (84)

Net additions for 2003.............                              1,741,000        517
                                                              ------------- -----------

Totals as of December 31, 2003.....                             16,127,000      3,953
                                                              ============= ===========
1)	Development, expansion, acquisition, disposition or termination date.

2)	Consists of tenants who lease at least 5,000 square feet of GLA or have estimated sales of more than $300 per square-foot. Most tenants pay a fixed base rent based on square feet leased and pay percentage rent based on sales.

3)	The OP terminated its long-term lease agreement, expiring December 2004, effective January 2, 2004.

Recent Developments (continued)

Some of the most recent newly developed, acquired or expanded centers are discussed below:

Las Vegas Premium Outlets, Las Vegas, Nevada – Las Vegas Premium Outlets, a 435,000 square-foot center containing 123 stores opened in August 2003. The center is located between Grand Central Parkway and I-15 near the intersection of U.S. Route 95, easily accessible from downtown Las Vegas and the “Strip”. This tourist destination attracts over 35 million people annually. The population within a 15-mile radius is 1.1 million. Average household income within a 30-mile radius is approximately $60,000.

Sano Premium Outlets, Sano, Japan - Sano Premium Outlets, a 180,000 square-foot center containing 97 stores, opened in March 2003. The center is located 40 miles north of Tokyo on Route 50 off the Tohoku Expressway. Sano is near some of Japan’s most famous tourist spots, including Nikko and the Nasu-Kogen resort area. The population within a 20-mile and 30-mile radius is 2.5 million and 8.3 million, respectively.

Gotemba Premium Outlets, Gotemba City, Japan - Gotemba Premium Outlets is a 390,000 square-foot center containing 158 stores. Gotemba opened its initial phase in July 2000 and expanded by 170,000 square feet in July 2003. The center is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. These two tourist destinations attract 37 million people annually. The population within a 20-mile, 30-mile and 60-mile radius is approximately 1.5 million, 5.0 million and 31.2 million, respectively.

Albertville Premium Outlets, Albertville, Minnesota - Albertville Premium Outlets, a 430,000 square-foot center containing 104 stores was acquired in November 2002 and expanded in December 2003. The center is located approximately 20 miles northwest of Minneapolis-St. Paul on Interstate 94. The population within a 15-mile, 30-mile and 60-mile radius is 0.3 million, 1.9 million and 3.3 million, respectively. Average household income within a 30-mile radius is approximately $68,000.

Las Vegas Outlet Center, Las Vegas, Nevada - Las Vegas Outlet Center, a 477,000 square-foot center containing 130 stores was acquired in August 2003. The center is located at the intersection of Las Vegas Boulevard and Warm Springs Road, easily accessible from the Las Vegas airport and the “Strip”. This tourist destination attracts over 35 million people annually. The population within a 15-mile radius is 1.1 million. Average household income within a 30-mile radius is approximately $60,000.

The Crossings Factory Stores, Tannersville, Pennsylvania - The Crossings Factory Stores, a 390,000 square-foot center containing 108 stores was acquired in June 2003. The center is located in Tannersville approximately 13 miles from the Delaware Water Gap, directly off Interstate 80. The population within a 15-mile, 30-mile and 60-mile radius is 0.2 million, 1.0 million and 2.7 million, respectively. Average household income within a 30-mile radius is approximately $60,000.

Strategic Alliances and Joint Ventures

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan"), has three operating centers: Sano Premium Outlets, Gotemba Premium Outlets, and Rinku Premium Outlets. Chelsea Japan is scheduled to open its fourth center, Tosu Premium Outlets, located near Fukuoka, Japan, in March 2004.

During 2002, the OP and Simon Property Group, Inc. (“Simon”) agreed to develop two Premium Outlet centers under separate 50/50 joint ventures, the 435,000 square-foot Las Vegas Premium Outlets which opened in August 2003 and the 438,000 square-foot Chicago Premium Outlets scheduled to open in mid-2004 (“Simon-Ventures”). Simon is the largest publicly traded retail real estate company in the United States as measured by market capitalization. At February 2004, Simon was engaged in ownership and management of income-producing properties, primarily regional malls and community centers, and had an interest in and/or managed approximately 190 million square feet of retail and mixed-use properties in 37 states, Canada and Europe.

Strategic Alliances and Joint Ventures (continued)

The OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, a 230,000 square-foot first phase of Punta Norte Premium Outlets located near Mexico City and is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs of approximately $15.0 million. As of December 31, 2003, the OP had contributed $2.5 million.

The OP has made several investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments made solely by the OP, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the OP, and that the co-venturers may take action contrary to the OP’s instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of the OP as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the OP would have full control over the joint venture. There is no limitation under the OP’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures, however, the OP’s loan covenants do contain certain limitations.

Organization of the OP

Virtually all of the OP's assets are held by, and all of its business activities conducted through, the Operating Partnership. The Company (which owned 85.6% of the Operating Partnership as of December 31, 2003) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

The Manufacturers' Outlet Business

Manufacturers' outlets are manufacturer-operated retail stores that sell primarily first-quality branded goods at significant discounts from regular department and specialty store prices. Manufacturers' outlet centers offer numerous advantages to both consumer and manufacturer; by eliminating the third party retailer, manufacturers are often able to sell to customers at lower prices for brand name and designer merchandise; manufacturers benefit from selling first quality in-season, as well as out-of-season, overstocked or discontinued merchandise without compromising their relationships with department stores or the manufacturers' brand name. In addition, outlet stores enable manufacturers to optimize the size of production runs while maintaining control of their distribution channels.

Business Strategy

The OP believes its strong tenant relationships, high-quality property portfolio and managerial expertise give it significant advantages in the manufacturers’ outlet business.

Strong Tenant Relationships. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers and retailers that have a selective presence in the outlet industry, such as Giorgio Armani, Banana Republic, Brooks Brothers, Chanel, Coach, ColeHaan, Gucci, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter’s, Gap, Nike, Phillips-Van Heusen (Bass, Calvin Klein, Izod, Geoffrey Beene, Van Heusen) and Timberland. The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The OP’s domestic Premium Properties generated weighted average reported tenant sales during 2003 of $399 per square-foot, the highest among the three publicly traded outlet companies. As a result, the OP has been successful in attracting some of the world’s most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Business Strategy (continued)

Management Expertise. The OP believes it has a competitive advantage in the manufacturers’ outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers’ outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers’ outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since its IPO, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

Growth Strategy

The OP seeks growth through increasing rents in its existing centers; developing new centers and expanding existing centers; international development and acquiring and re-developing centers.

Increasing Rents at Existing Centers. The OP’s leasing strategy includes aggressively marketing available space and maintaining a high level of occupancy; providing for inflation-based contractual rent increases or periodic fixed contractual rent increases in substantially all leases; renewing leases at higher base rents per square-foot; re-tenanting space occupied by under performing tenants and continuing to sign leases that provide for percentage rents.

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

International Development. The OP continues to develop, own and operate Premium Outlet centers in Japan through its joint venture company, Chelsea Japan. In 2003, Chelsea Japan opened the 180,000 square-foot first phase of Sano Premium Outlets, located 40 miles north of Tokyo, Japan and expanded Gotemba Premium Outlets, by 170,000 square-feet. Gotemba Premium Outlets at 390,000 square feet is the OP’s largest and most productive outlet center in Japan. The 185,000 square-foot first phase of Tosu Premium Outlets, located near Fukuoka, Japan is scheduled to open in March 2004. During 2003, the OP commenced construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets, located north of Mexico City. The center is scheduled to open in late 2004 and can support an additional phase containing approximately 165,000 square feet. The OP believes that there are significant opportunities to develop additional manufacturers’ outlet centers in Japan, Mexico and other countries. The OP intends to pursue these opportunities as viable sites and local partners are identified.

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

Operating Strategy

The OP’s primary business objective is to enhance the value of its properties and operations by increasing cash flow. The OP plans to achieve this objective through continuing efforts to improve tenant sales and profitability, and to enhance the opportunity for higher base and percentage rents.

Operating Strategy (continued)

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

Market and Site Selection. To ensure a sound long-term customer base, the OP generally seeks to develop sites near densely populated, high-income metropolitan areas, and/or at or near major tourist destinations. While these areas typically impose numerous restrictions on development and require compliance with complex entitlement and regulatory processes, the OP believes that these areas provide the most attractive long-term demographic characteristics. The OP generally seeks to develop sites that can support at least 400,000 square feet of GLA and that offer the long-term opportunity to dominate their respective markets through a critical mass of tenants.

Marketing. The OP pursues an active, property-specific marketing strategy using a variety of media including newspapers, television, radio, billboards, regional magazines, guide books and direct mailings. The centers are marketed to tour groups, conventions and corporations; additionally, each property participates in joint destination marketing efforts with other area attractions and accommodations. Virtually all consumer-marketing expenses incurred by the OP are reimbursable by tenants.

Property Design and Management. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center’s physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. The OP has 645 full-time and 208 part-time employees. Of these employees, 502 full-time and 208 part-time are involved in on-site maintenance, security, administration and marketing. An on-site property manager generally manages centers with oversight from a regional operations director.

Financing

The OP seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. Management believes these strategies will continue to enable the OP to access a broad array of capital sources, including bank or institutional borrowings, secured and unsecured debt and equity financings. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers’ desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Premium Properties generally are the leading manufacturers' outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Environmental Matters

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP's financial position and results of operations.

Personnel

As of December 31, 2003, the OP had 645 full-time and 208 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

Item 2. Properties

As of December 31, 2003, the OP had 60 centers in 31 states and Japan containing approximately 16.1 million square feet of gross leasable area. Of the 60 centers, 56 are owned 100% (50 in fee and 6 under long-term leases). The OP operated all 57 of its domestic centers and Chelsea Japan managed the three centers in Japan.

The OP’s Premium Properties consist of 30 upscale, fashion-oriented manufacturers’ outlet centers located in or near New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Tokyo and Osaka, Japan, or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu. The domestic Premium Properties were 99% leased as of December 31, 2003, and contained approximately 2,468 stores with more than 550 different tenants. The OP’s Premium Properties in Japan were 100% leased as of December 31, 2003 and contained 375 stores with approximately 190 different tenants. The OP's Other Properties were 93% leased as of December 31, 2003, and contained approximately 1,110 stores with more than 290 different tenants.

The OP believes the Properties are adequately covered by insurance.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP’s gross revenues; and only one tenant occupies more than 5% of the OP’s total domestic GLA at 8%. As a result, and considering the OP’s past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

For the years ended December 31, 2003, 2002 and 2001, respectively, 13%, 16% and 21% of the OP’s total revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the OP. In addition, for the years ended December 31, 2003, 2002 and 2001, respectively, 23%, 25% and 28% of the OP’s total revenues were derived from the OP’s centers in California.

VF Corporation (Vanity Fair) leases approximately 8% of the OP’s total domestic GLA as of December 31, 2003, which constitutes approximately 3% of the OP’s base rents.

Woodbury Common Premium Outlets contributed more than 10% of the OP’s aggregate gross revenues during 2003 and had a book value of more than 5% of the total assets at year-end 2003. No tenant leases more than 5% of the center’s GLA. The following chart shows certain information for Woodbury Common.

               Fiscal             Occupancy            Avg. Annual
                Year                 Rate               Rent Per Sq Ft
              --------           ------------        -----------------
                1999                 99.5%               $35.61
                2000                100.0%                38.55
                2001                 98.8%                38.63
                2002                100.0%                41.23
                2003                100.0%                44.62

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 844,000 square feet of GLA. As of December 31, 2003, the center’s 212 units were fully leased. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit off the New York State Thruway. The population within a 30-mile, 60-mile and 100-mile radius is approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $83,000.

Item 2. Properties (continued)

The following table shows lease expiration data as of December 31, 2003 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                                                              Annual
                                       Contractual                         No. of             "CBR"
                                         Base Rents                        Leases         Represented by
  Expiration Year          GLA     ("CBR") per sq ft         Total        Expiring       Expiring Leases
  ---------------      ----------  --------------------  -------------   -----------    -------------------
         2004             42,086         $30.12            $1,268,000        11                 3.8%
         2005            109,652          36.13             3,962,000        26                11.9%
         2006             33,768          43.76             1,478,000        14                 4.4%
         2007             55,722          37.94             2,114,000        14                 6.3%
         2008            229,842          36.41             8,369,000        52                25.1%
         2009             52,739          47.84             2,523,000        19                 7.6%
         2010             44,661          40.62             1,814,000        12                 5.4%
         2011             79,142          41.58             3,291,000        15                 9.9%
         2012             70,068          51.46             3,606,000        22                10.8%
         2013            109,636          38.67             4,240,000        23                12.7%

Depreciation on Woodbury Common Premium Outlets is calculated using the straight-line method over the estimated useful life of the real property and land improvements, which ranges from 10 to 40 years. At December 31, 2003, the Federal income tax basis in this center was $116.0 million.

The real estate tax on Woodbury Common Premium Outlets was $4.2 million in 2003 and it is estimated to be $4.7 million in 2004.

Set forth in the table below is certain property information as of December 31, 2003.

                                            Opened
                                              or          GLA       No. of
Name/Location                              Acquired     (Sq. Ft.)   Stores    Selected Tenants
----------------------------------------   ----------   ----------  --------- ---------------------------------------

Premium Properties:

Woodbury Common Premium Outlets.........     1985         844,000     212     Banana Republic, Brooks Brothers, Coach,
Central Valley, NY (New York City area)                                       Giorgio Armani, Gucci, Neiman Marcus Last
                                                                              Call, Polo Ralph Lauren, Salvatore
                                                                              Ferragamo

Wrentham Village Premium Outlets........     1997         601,000     158     Barneys New York, Burberry, Hugo Boss,
Wrentham, MA (Boston/Providence area)                                         Kenneth Cole, Nike, Polo Ralph Lauren,
                                                                              Sony, Versace

Gilroy Premium Outlets..................     1990         577,000     142     Brooks Brothers, Calvin Klein, Coach, J.
Gilroy, CA (San Jose area)                                                    Crew, Hugo Boss, Nike, Polo Ralph Lauren,
                                                                              Timberland, Tommy Hilfiger, Versace

North Georgia Premium Outlets...........     1996         537,000     132     Coach, Crate & Barrel, Escada, Liz Claiborne,
Dawsonville, GA (Atlanta metro area)                                          Polo Ralph Lauren, Tommy Hilfiger,
                                                                              Williams-Sonoma

Desert Hills Premium Outlets............     1990         499,000     133     Burberry, Coach, Giorgio Armani, Gucci,
Cabazon, CA (Palm Springs-Los Angeles)                                        Max Mara, Polo Ralph Lauren, Salvatore
                                                                              Ferragamo, Versace, Yves Saint Laurent
                                                                              Rive Gauche, Zegna

Lighthouse Place Premium Outlets........     1987         478,000     115     Burberry, Coach, Crate & Barrel, Gap,
Michigan City, IN (Chicago area)                                              Liz Claiborne, Polo Ralph Lauren,
                                                                              Tommy Hilfiger

Leesburg Corner Premium Outlets.........     1998         463,000     103     Barneys New York, Kenneth Cole, Liz
Leesburg, VA (Washington DC area)                                             Claiborne, Nike, Polo Ralph Lauren,
                                                                              Williams-Sonoma

Camarillo Premium Outlets...............     1995         454,000     122     Banana Republic, Barneys New York,
Camarillo, CA (Los Angeles metro area)                                        Coach, Donna Karan, Polo Ralph Lauren,
                                                                              St. John, Versace

Carolina Premium Outlets (2)............     2001         440,000      82     Brooks Brothers, Gap, Liz Claiborne,
Smithfield, NC (Raleigh area)                                                 Nike, Polo Ralph Lauren, Timberland,
                                                                              Tommy Hilfiger

Las Vegas Premium Outlets...............     2003         435,000     123     A|X Armani Exchange, Calvin Klein,
Las Vegas, NV                                                                 Coach, Dolce & Gabbana, Elie Tahari,
                                                                              Polo Ralph Lauren

Albertville Premium Outlets.............     2002         430,000     104     Banana Republic, Calvin Klein, Gap,
Albertville, MN (Minneapolis area)                                            Old Navy, Polo Ralph Lauren, Tommy
                                                                              Hilfiger

Orlando Premium Outlets.................     2000         428,000     115     Barneys New York, Coach, Escada, Giorgio
Orlando, FL (between Sea World & Epcot)                                       Armani, Hugo Boss, Max Mara, Nike, Polo
                                                                              Ralph Lauren

Waterloo Premium Outlets................     1995         392,000      99     Brooks Brothers, Coach, Eddie Bauer, Gap,
Waterloo, NY (Finger Lakes Region)                                            J. Crew, Jones New York, Liz Claiborne,
                                                                              Polo Ralph Lauren

Osage Beach Premium Outlets.............     2002         391,000     104     Brooks Brothers, Coach, Gap, Liz
Osage Beach, MO                                                               Claiborne, Polo Ralph Lauren, Tommy
                                                                              Hilfiger

Gotemba Premium Outlets.................     2000 (1)     390,000     158     Bally, Coach, Diesel, Gap, Gucci, Jill
Gotemba City, Japan (Tokyo metro area)(2)                                     Stuart, L.L. Bean, Nike, Tod's

Allen Premium Outlets...................     2000         349,000      84     Brooks Brothers, Cole-Haan, Crate &
Allen, TX (Dallas metro area)                                                 Barrel, Kenneth Cole, Liz Claiborne,
                                                                              Polo Ralph Lauren, Tommy Hilfiger.

St. Augustine Premium Outlets...........     2002         329,000      93     Brooks Brothers, Casual Corner, Coach,
St. Augustine, FL                                                             Gap, Movado, Reebok, Tommy Bahama

Folsom Premium Outlets..................     1990         299,000      80     Bass, Eddie Bauer, Gap, Kenneth Cole,
Folsom, CA (Sacramento metro area)                                            Liz Claiborne, Nike, Off 5th-Saks Fifth
                                                                              Avenue

Aurora Premium Outlets..................     1987         287,000      65     Ann Taylor, Brooks Brothers, Gap, Liz
Aurora, OH (Cleveland metro area)                                             Claiborne, Nautica, Off 5th-Saks Fifth
                                                                              Avenue, Polo Ralph Lauren, Tommy Hilfiger

Clinton Crossing Premium Outlets........     1996         272,000      66     Barneys New York, Calvin Klein, Coach,
Clinton, CT (I-95/NY-New England                                              Dooney & Bourke, Gap, Kenneth Cole,
Corridor)                                                                     Liz Claiborne, Nike, Polo Ralph Lauren

Rinku Premium Outlets...................     2000(1)      250,000     120     Bally, Brooks Brothers, Coach, Eddie
Izumisano, Japan (Osaka metro area)(2)                                        Bauer, Gap, Nautica, Nike, Timberland,
                                                                              Versace

Waikele Premium Outlets.................     1997         210,000      51     Banana Republic, Barneys New York,
Waipahu, HI (Honolulu area)                                                   Coach, Guess, Kenneth Cole, Max Mara,
                                                                              Polo Ralph Lauren

Petaluma Village Premium Outlets........     1994         196,000      51     Brooks Brothers, Coach, Gap, Jones
Petaluma, CA (San Francisco metro area)                                       New York, Liz Claiborne, Off 5th-Saks
                                                                              Fifth Avenue, Puma

Sano Premium Outlets....................     2003(1)      180,000      97     Bally, Brooks Brothers, Coach, Nautica,
Sano, Japan (Tokyo metro area)(2)                                             New Yorker, Nine West, Timberland

Napa Premium Outlets....................     1994         179,000      51     Barneys New York, J. Crew, Jones New
Napa, CA (Napa Valley)                                                        York, Kenneth Cole, Nautica, Tommy
                                                                              Hilfiger, TSE

Liberty Village Premium Outlets.........     1981         177,000      57     Calvin Klein, Ellen Tracy, Jones
Flemington, NJ (New York-Phila.                                               New York, L.L. Bean, Polo Ralph
metro area)                                                                   Lauren, Tommy Hilfiger, Timberland,
                                                                              Waterford Wedgwood

Columbia Gorge Premium Outlets..........     1991         164,000      45     Adidas, Carter's, Gap, Samsonite,
Troutdale, OR (Portland metro area)                                           Van Heusen

Kittery Premium Outlets ................     1984         150,000      32     Banana Republic, Coach, Crate &
Kittery, ME (Boston area) (2)                                                 Barrel, J. Crew, Polo Ralph Lauren,
                                                                              Reebok, Tumi

Santa Fe Premium Outlets................     1993         125,000      38     Brooks Brothers, Coach, Johnston &
Santa Fe, NM                                                                  Murphy, Jones New York, Liz Claiborne,
                                                                              Nautica, Van Heusen

Patriot Plaza Premium Outlets...........     1986          77,000      11     Lenox, Polo Ralph Lauren, WestPoint
Williamsburg, VA (Norfolk-Richmond                                            Stevens
area)

                                                      -----------   --------
Total Premium Properties (3)............               10,603,000   2,843
                                                      -----------   --------

Other Properties:

Las Vegas Outlet Center.................     2003         477,000     130     Liz Claiborne, Nike, Reebok, Tommy
Las Vegas, NV                                                                 Hilfiger, VF Factory Outlet, Waterford
                                                                              Wedgwood

Factory Stores at Vacaville.............     2001         447,000     104     Adidas, Burberry, Coach, Eddie Bauer,
Vacaville, CA                                                                 Gap, Liz Claiborne, Nike, Polo Ralph
                                                                              Lauren, Reebok

The Crossings Factory Stores............     2003         390,000     108     Ann Taylor, Coach, Liz Claiborne, Polo
Tannersville, PA                                                              Ralph Lauren, Reebok, Tommy Hilfiger

Lakeland Factory Outlet Mall............     2003         319,000      45     Bass, L'eggs Hanes Bali Playtex, Nike,
Lakeland, TN                                                                  VF Factory Outlet, Van Heusen

Edinburgh Outlet Center.................     2002         305,000      72     Coach, Gap, Nautica, Nike, OshKosh
Edinburgh, IN                                                                 B'Gosh, Polo Ralph Lauren, Tommy
                                                                              Hilfiger

Factory Merchants Branson...............     2002         300,000      86     Carter's, Coach, Izod, Nautica,
Branson, MO                                                                   Pfaltzgraff, Reebok, Van Heusen

Jackson Outlet Village..................     2002         292,000      71     Brooks Brothers, Calvin Klein, Gap,
Jackson, NJ                                                                   Nike, Reebok, Timberland, Tommy Hilfiger

The Factory Shoppes at Branson
Meadows(2)..............................     2001         287,000      43     Dress Barn, Easy Spirit, VF Factory Outlet
Branson, MO

Johnson Creek Outlet Center.............     2002         278,000      62     Gap, Lands' End, Nike, Old Navy, Tommy
Johnson Creek, WI                                                             Hilfiger

Factory Stores at North Bend ...........     2001         223,000      50     Adidas, Bass, Carter's, Eddie Bauer, Nike,
North Bend, WA                                                                OshKosh B'Gosh, Samsonite

Factory Stores of America...............     2001         184,000      31     Adidas, Dress Barn, Samsonite, VF Factory
Draper, UT                                                                    Outlet

Factory Stores of America...............     2001         177,000      27     Bass, Carolina Pottery, Dress Barn, Levi's,
Georgetown, KY                                                                Van Heusen

North Ridge Shopping Center.............     2001         166,000      33     Ace Hardware, Kerr Drugs, Winn Dixie
Raleigh, NC

Factory Stores of America ..............     2001         151,000      30     Bass, Liz Claiborne, OshKosh B'Gosh,
Crossville, TN                                                                Reebok, Van Heusen, VF Factory Outlet

MacGregor Village.......................     2001         145,000      45     Spa Health Club, Tuesday Morning
Cary, NC

Factory Stores of America -Tri-Cities...     2001         133,000      16     Carolina Pottery, L'eggs Hanes Bali
Blountville, TN                                                               Playtex, Tri-Cities Cinemas

Factory Stores of America...............     2001         129,000      12     Banister Shoes, VF Factory Outlet,
Tupelo, MS                                                                    Van Heusen

Dare Centre (2).........................     2001         115,000      15     Fashion Bug, Food Lion
Kill Devil Hills, NC

Factory Stores of America...............     2001         112,000      17     Dress Barn, Factory Brand Shoes, VF
Story City, IA                                                                Factory Outlet, Van Heusen

Factory Stores of America (2)...........     2001         112,000      18     Banister Shoes, Paper Factory, VF
Boaz, AL                                                                      Factory Outlet

Factory Stores of America (2)...........     2001         109,000      15     Easy Spirit, VF Factory Outlet,
Iowa, LA                                                                      Van Heusen

Factory Stores of America...............     2001          91,000      10     VF Factory Outlet
West Frankfort, IL

Factory Stores of America...............     2001          90,000      11     Bass, Dress Barn, VF Factory Outlet,
Arcadia, LA                                                                   Van Heusen

Factory Stores of America...............     2001          90,000      10     Bass, Dress Barn, VF Factory Outlet
Nebraska City, NE

Factory Stores of America...............     2001          86,000      13     Dress Barn, VF Factory Outlet
Lebanon, MO

Factory Stores of America...............     2001          84,000      13     Factory Brand Shoes, VF Factory Outlet,
Graceville, FL                                                                Van Heusen

Factory Stores of America...............     2001          64,000       4     Banister Shoes, VF Factory Outlet
Hanson, KY

Factory Stores of America...............     2001          64,000       4     VF Factory Outlet
Hempstead, TX

Factory Stores of America...............     2001          60,000       4     VF Factory Outlet
Union City, TN

Factory Stores of America...............     2001          44,000      11     Levi's, Sportshoe Center, Carter's
Lake George, NY

                                                     ------------   -----
Total Other Properties..................                5,524,000   1,110

   Grand Total..........................               16,127,000   3,953
                                                     ============   =====

Notes to Property Data:

1)	Chelsea Japan properties are 40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. (30% ownership) and Nissho Iwai Corporation (30% ownership).

2)	Property held under long-term land lease expiring as follows: Factory Stores of America at Boaz, January 2007; Kittery Premium Outlets (129,000 sq ft), October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; Sano Premium Outlets, June 2022; The Shoppes at Branson Meadows, November 2021; Carolina Premium Outlets (87,000 sq ft), January 2029; Dare Centre, September 2058; Factory Stores of America at Iowa, September 2087.

3)	The OP terminated its American Tin Cannery Premium Outlets long-term lease agreement.

Item 3. Legal Proceedings

The OP is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the OP's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant’s Common Stock and Related Security Matters

None

Item 6: Selected Financial Data

CPG Partners, L.P.
(In thousands except per unit and number of centers)

                                                                Year Ended December 31,
Operating Data:                                             2003           2002            2001           2000          1999
                                                    --------------  --------------  --------------  ------------ -------------
Rental revenue....................................     $ 277,028        $202,021       $142,498       $123,525     $ 111,828
Total revenues....................................       372,265         278,489        202,882        176,488       158,636
Total expenses....................................       260,940         194,958        147,450        121,878       111,371

Income from unconsolidated investments............        11,006           9,802         15,025          6,723           308
Loss from and impairment of Chelsea Interactive...        (2,518)        (47,756)        (5,337)        (2,364)           -
Gain (loss) on sale or write-down of assets.......             -          10,911            617              -          (694)
Income from continuing operations.................       119,813          56,488         65,737         58,969        46,879

(Loss) income from discontinued operations........          (980)          1,366            783          1,417           677
Gain on sale of discontinued operations...........         5,625               -              -              -             -

Net income........................................       124,458          57,854         66,520         60,386        47,556

Preferred distribution............................        (9,184)         (9,270)       (10,036)       (10,036)       (6,137)

Net income available to common unitholders             $ 115,274        $ 48,584       $ 56,484        $50,350       $41,419

Net income per common unit (1)(2):
  General Partner.................................         $2.30           $1.09          $1.41          $1.30         $1.09
  Limited Partners................................         $2.30           $1.07          $1.39          $1.30         $1.08

Ownership Interest: (2)
General Partner...................................        42,613          38,245         33,678         31,880        31,484
Limited Partners..................................         7,442           6,426          6,358          6,712         6,778
                                                    --------------  --------------  --------------  ------------ -------------
Weighted average units outstanding................        50,055          44,671         40,036         38,592        38,262

Balance Sheet Data:
Rental properties before accumulated depreciation     $2,072,783     $ 1,837,174      1,127,906      $ 908,344     $ 848,813
Total assets......................................     1,970,414       1,703,030      1,099,308        901,314       806,055
Unsecured and mortgage debt.......................     1,211,472       1,030,820        548,538        450,353       355,684
Total liabilities  ...............................     1,304,880       1,107,756        624,246        528,752       426,198
Partners capital..................................       665,534         595,274        475,062        372,562       379,857
Distributions declared per common unit (2) .......         $2.14          $ 1.86          $1.56          $1.50         $1.44

Other Data:
Funds from operations (1) ........................     $ 185,095       $ 131,771      $ 108,862       $ 93,556      $ 79,980
Cash flows from:
   Operating activities...........................     $ 181,634       $ 128,222      $ 121,723      $ 106,658      $ 87,502
   Investing activities...........................      (213,603)       (404,178)      (112,551)      (121,479)      (77,490)
   Financing activities...........................        27,894         273,903         (2,604)        23,995       (10,781)

GLA at end of period (3)..........................        16,127          14,386         12,574          8,159         5,216
Weighted average GLA (4)..........................        15,249          12,758          9,349          5,703         4,995
Centers in operation at end of the period.........            60              58             57             27            19
New centers developed.............................             2               -              -              4             -
Centers expanded .................................             2               4              1              3             4
Centers sold and lease terminated.................             3               5              1              1             1
Centers held for sale.............................             1               -              -              -             1
Centers acquired .................................             2               7             31              4             -

Notes to Selected Financial Data:

1)	Management believes that funds from operations ("FFO") should be considered in conjunction with net income, as presented in the statements of operations included elsewhere herein, to facilitate a clearer understanding of the operating results of the OP. The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The OP believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the OP to incur and service debt, to make capital expenditures and to fund other cash needs. FFO for the year ended December 31, 2002, excludes the Chelsea Interactive impairment loss of $34.4 million. Since all companies do not calculate FFO in a similar fashion, the OP's calculation of FFO presented herein may not be comparable to similarly titled measure as reported by other companies. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP's liquidity, or is it indicative of funds available to fund the OP's cash needs, including its ability to make cash distributions.

2)	Assumes that the 2-for-1 unit split on May 28, 2002 had occurred on January 1, 1999.

3)	At December 31, 2003, includes four joint venture centers, ownership share ranging between 40% and 50%, containing a total of 1,255,000 square feet of GLA. At year-end 2002, includes two 40% owned centers containing 470,000 square feet of GLA; at year-end 2001 and 2000 includes seven centers containing 2.4 million square feet of GLA in which the OP had joint venture interests ranging from 40% to 50%.

4)	GLA weighted by months in operation.

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

The OP believes that the critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP’s allowance for doubtful accounts included in tenant accounts receivable totaled $1.6 million and $2.6 million at December 31, 2003 and 2002, respectively.

Valuation of Investments

On a periodic basis, the OP’s management team assesses whether there are any indicators that the value of real estate properties, including joint venture properties may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The OP will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. The OP does not believe that the value of any of its rental properties were impaired at December 31, 2003, 2002 and 2001. The OP recorded $34.4 million impairment loss in 2002 on its investment in Chelsea Interactive and a $1.2 million loss in 2001 for an impairment write-down of its investment in an outlet center in Guam.

Purchase Price Allocation

The OP allocates the purchase price of real estate to land, building, tenant improvements and if determined to be material, intangibles, such as the value of above, below and at market leases and origination cost associated with in-place leases. The OP depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from five to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the term of the lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to contractual expiration date). The OP assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rate and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

General Overview

During the three-year period ended December 31, 2003, rental revenues grew from $123.5 million to $277.0 million, representing an increase of $153.5 million, or 124%. The incremental growth was driven by expanding seven centers, acquiring 41 centers, buying out partners’ interests in five centers and increasing rents. Growth was further enhanced through joint venture development of two new Premium Outlet centers and the expansion of two other Premium Outlet centers. From January 1, 2001 to December 31, 2003, the number of centers more than doubled from 27 to 60 centers, while GLA increased by 8.0 million square feet or 97.8%.

Base rent on average increased 35.2%, or $48.0 million per year, during the same three-year period, primarily from the acquisitions of domestic properties that contributed aggregate incremental revenue of $77.8 million and the buyout of partners’ interests that added $42.9 million. Expansions contributed $11.3 million during the three-year period.

Income from unconsolidated investments during the three-year period ended December 31, 2003, contributed $46.7 million, including a $10.9 million gain on sale of minority interests in 2002. As previously mentioned, since January 1, 2001, the OP with its joint venture partners, developed two new premium centers and expanded two premium centers. During 2002, the OP purchased the remaining interest from two joint venture partners and became the sole owner of five centers whose operating results were fully consolidated since their buyout.

At December 31, 2003, the OP’s portfolio consisted of 60 wholly or partially owned properties containing 16.1 million square feet of GLA. Premium Properties include 30 centers containing 10.6 million square feet of GLA and 30 Other Properties containing 5.5 million square feet of GLA.

Details of the 8.0 million square feet of net GLA added are as follows:

                                                           Since Jan 1,
                                                                 2001           2003           2002           2001
                                                           ----------------     ----           ----           ----
Changes in GLA (sf in 000's):

New centers developed:
  Las Vegas Premium Outlets (50% owned) .............             435            435             -              -
  Sano Premium Outlets (40% owned)...................             180            180             -              -
                                                             --------        -------       -------         ------

  Total new centers. ................................             615            615             -              -

Centers expanded:
  Gotemba Premium Outlets (40% owned) ...............             170            170             -              -
  Albertville Premium Outlets........................             125            125             -              -
  Rinku Premium Outlets (40% owned) .................              70              -            70              -
  Desert Hills Premium Outlet........................              23              -            23              -
  Liberty Village Premium Outlets....................              23              -            23              -
  Napa Premium Outlets...............................               9              -             9              -
  Allen Premium Outlets..............................             146              -             -            146
  Other (net) .......................................             (43)           (30)          (17)             4
                                                               ------------------------------------------------------
Total centers expanded. .............................             523            265           108            150

Centers acquired:
  Las Vegas Outlet Center............................             477            477             -              -
  The Crossings Factory Stores.......................             390            390             -              -
  Lakeland Factory Outlet Mall (1) ..................             319            319             -              -
  Osage Beach Premium Outlets........................             391              -           391              -
  St. Augustine Premium Outlets......................             329              -           329              -
  Edinburgh Outlet Center............................             305              -           305              -
  Albertville Premium Outlets........................             305              -           305              -
  Factory Merchants Branson. ........................             300              -           300              -
  Jackson Outlet Village.............................             292              -           292              -
  Johnson Creek Outlet Center........................             278              -           278              -
  Kittery Premium Outlets II (2).....................              21              -             -             21
  30 Other Properties (3)............................           4,279              -             -          4,279
                                                             --------        -------       -------         ------

Total centers acquired ..............................           7,686          1,186         2,200          4,300

Centers disposed:
  American Tin Cannery Premium Outlets (4)...........            (135)          (135)            -              -
  St. Helena Premium Outlets.........................             (23)           (23)            -              -
  Mammoth Premium Outlets............................             (35)             -             -            (35)
  Other Properties (5) ..............................            (663)          (167)         (496)             -
                                                             --------        -------       -------         ------
Total centers disposed:..............................            (856)          (325)         (496)           (35)

Net GLA added during the period......................           7,968          1,741         1,812          4,415

Other Data:
  GLA at end of period ..............................                         16,127        14,386         12,574
  Weighted average GLA ..............................                         15,249        12,758          9,349
  Centers in operation at end of period..............                             60            58             57
  New centers opened. ...............................                              2             -              -
  Centers expanded. .................................                              2             4              1
  Centers acquired ..................................                              3             7             31
  Centers disposed...................................                              3             5              1
1)	Acquired Lakeland Factory Outlet Mall in August 2003 in conjunction with the Las Vegas Outlet Center. The Lakeland property is being marketed for sale.

2)	Acquired in the September 25, 2001 Konover Property Trust acquisition transaction and formerly Factory Stores of America at Kittery.

3)	Acquired in the September 25, 2001 Konover transaction and excludes Vegas Pointe Plaza which was repurchased by Konover on December 3, 2001.

4)	In January 2004, the OP terminated its long-term lease agreement, expiring December 2004.

5)	Consists of properties acquired in the September 25, 2001 Konover transaction.

The OP’s domestic Premium Properties produced weighted average reported tenant sales of approximately $399 per square-foot in 2003, $383 per square-foot in 2002 and $379 per square-foot in 2001. Weighted average sales are a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

Woodbury Common Premium Outlets, the OP’s largest premium center located in Central Valley, New York, generated approximately 13%, 16%, and 21% of the OP’s total revenue for the years ended 2003, 2002 and 2001, respectively. In addition, approximately 23%, 25% and 28% of the OP’s revenues for fiscal years 2003, 2002 and 2001, resulted from the OP’s centers located in California.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 5% of the OP’s gross revenues. VF Corporation occupied 8% of the OP’s total domestic GLA at December 31, 2003, and was the only tenant that occupied more than 5% of GLA at year-end. In view of these results and the OP’s past success in re-leasing available space, the OP believes that the loss of any individual tenant would not have a significant effect on future operations.

Comparison of year ended December 31, 2003 to year ended December 31, 2002.

Income from continuing operations was $119.8 million, an increase of $63.3 million, or 112.1%, from $56.5 million in 2002. The increase resulted primarily from the acquisitions of seven centers in 2002 and three centers in 2003, the buyout of ownership interests in five centers in 2002 previously reported as unconsolidated investments, higher rents from releasing and renewals, and a decrease in the loss from Chelsea Interactive. These increases to income were largely offset by the 2002 gain of $10.9 million, which reflects the sale of a portion of the OP’s interest in Value Retail in 2002 and higher operating and maintenance, general and administrative, interest and other expenses due to the expansion of the portfolio.

Base rentals increased $69.6 million, or 39.0%, to $247.9 million in 2003 from $178.3 million in 2002 due to the acquisitions of ten centers, the buyout of partnership interests in five centers, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002. Base rental revenue per weighted average square-foot in the Premium Properties increased to $22.57 from $21.30 a year earlier.

Percentage rents rose $5.4 million, or 22.8%, to $29.1 million in 2003 from $23.7 million in 2002, primarily due to improved tenant sales, the acquisition of ten centers and the buyout of ownership interests in five centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $21.6 million, or 33.3% to $86.5 million in 2003 from $64.9 million in 2002, due to the recovery of operating and maintenance costs from increased GLA. In 2003, the average recovery of reimbursable expenses for the Premium Properties was 88.4% compared with 90.6% in 2002. The average recovery of reimbursable expenses for the Other Retail centers improved to 72.0% in 2003, compared with 52.6% in the previous year. The increase from Other Retail centers was a result of better recovery of expenses at centers acquired in 2002.

Other income decreased $2.9 million or 24.6% to $8.7 million in 2003, from $11.6 million in 2002. The decrease was primarily due to the expiration of the non-compete agreement which included income recognition of $5.1 million in 2002, and decreased interest income from lower interest rates, partially offset by increased ancillary operating income and the sale of two outparcels in 2003.

Operating and maintenance expenses increased $25.1 million, or 32.2%, to $103.0 million in 2003 from $77.9 million in 2002 primarily due to costs related to increased GLA and the buyouts of ownership interests in five centers during 2002. On a weighted average square-foot basis, Premium Properties operating and maintenance expenses increased to $9.26 in 2003 from $9.21 in 2002 primarily due to increased snow removal costs.

Depreciation and amortization expense was up $13.9 million, or 24.5%, to $70.8 million in 2003 from $56.9 million in 2002 due to increased depreciation from the acquisition of the ten centers and the buyouts of ownership interests during 2002.

General and administrative expense grew $5.3 million, or 75.2%, to $12.4 million in 2003 from $7.1 million in 2002. Approximately $1.5 million of the increase is a one-time charge due to timing of recognition of deferred compensation expense required under FIN 28. The balance was due to increased cost for corporate governance, compensation, including deferred compensation accrual, benefits and professional fees.

Other expenses increased $1.0 million, or 25.8%, to $5.0 million in 2003 from $4.0 million in 2002 due to ground leases assumed with the acquisition of new centers, legal expenses and increased bad debt expense.

Income from unconsolidated investments was up $1.2 million, or 12.3%, to $11.0 million in 2003 from $9.8 million in 2002 due to higher earnings from Chelsea Japan and Las Vegas Premium Outlets, which opened in August 2003 partially offset by the buyouts of ownership interests in five centers in 2002 that required full consolidation of the operating results from the buyout date.

The operating loss from Chelsea Interactive decreased $45.3 million, or 94.7%, to $2.5 million in 2003 from $47.8 million in 2002 due to the write-off of the OP’s investment at December 31, 2002. The OP recorded an impairment loss of $34.4 million at fiscal year-end 2002.

Interest expense increased $20.6 million, or 41.9%, to $69.8 million in 2003, from $49.2 million in 2002 due to higher debt that financed acquisitions and buyouts of partners’ interests.

Gain on sale of unconsolidated investments of $10.9 million in 2002 resulted from the sale of approximately 40% of the OP’s partial interest in Value Retail PLC.

Gain on sale of discontinued operations of $5.6 million, primarily reflects the sale of two centers in 2003.

Comparison of year ended December 31, 2002 to year ended December 31, 2001.

Income from continuing operations was $56.5 million in 2002, representing a decrease of $9.2 million, or 14.1%, from $65.7 million in 2001. This decrease was primarily the result of an operating loss and impairment loss from Chelsea Interactive of $47.8 million in 2002 compared with an operating loss of $5.3 million in 2001. These losses were substantially offset by the acquisition of 31 centers in September 2001, the buyout and consolidation of five centers previously held as unconsolidated investments, the acquisition of seven centers and higher rents on releasing and renewals. Income before interest expense increased $2.7 million to $105.7 million in 2002 from $103.0 million in 2001 due to additional GLA, a gain resulting from the partial sale of an unconsolidated investment, substantially offset by the impairment loss from Chelsea Interactive.

Base rents increased $53.7 million, or 43.0%, to $178.3 million in 2002 from $124.6 million in 2001 due to the acquisition of 38 centers; the buyouts of ownership interests in five centers in 2002; and higher average rents as a result of higher rental rates on new leases and renewals. Base rental revenue per weighted average square-foot in the Premium Properties increased to $21.30 in 2002 from $20.39 in 2001.

Percentage rents increased $5.8 million, or 32.9%, to $23.7 million in 2002 from $17.9 million in 2001 primarily due to higher tenant sales, the acquisition of the 38 centers and the buyouts of ownership interests in five centers during 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $15.4 million, or 31.1%, to $64.9 million in 2002 from $49.5 million in 2001 due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Premium Properties was 90.6% for 2002 and 2001. The average recovery of reimbursable expenses for the Other Properties improved to 52.6% in 2002 compared with 51.1% in 2001.

Other income increased $0.7 million, or 6.5%, to $11.6 million in 2002 from $10.9 million in 2001 primarily due to increased ancillary operating income from the acquisition of the 38 centers; the buyouts of ownership interests in five centers in 2002; and gains from sale of five Other Properties and an outparcel during 2002, partially offset by decreased interest income from lower interest rates.

Operating and maintenance expenses increased $21.6 million, or 38.4%, to $77.9 million in 2002 from $56.3 million in 2001 primarily due to costs related to increased GLA and the buyouts of ownership interests in five centers during 2002. On a weighted average square-foot basis, Premium Properties operating and maintenance expenses increased to $9.21 in 2002 from $9.16 in 2001.

Depreciation and amortization expense increased $10.1 million, or 21.6%, to $56.9 million in 2002 from $46.8 million in 2001 due to additional depreciation from the acquisition of the 38 retail centers, the buyouts of ownership interests in five centers in 2002 and expansions.

General and administrative expense increased $2.5 million, or 53.1%, to $7.1 million in 2002 from $4.6 million in 2001 primarily due to increased professional fees, head count and deferred compensation accrual.

Other expenses increased $1.5 million, or 56.3%, to $4.0 million in 2002 from $2.5 million in 2001 due to ground leases assumed with the acquisition of new centers, legal expenses and increased bad debts.

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

Gain on sale of unconsolidated investments of $10.9 million in 2002 resulted from the sale of approximately 40% of the OP’s partial interest in Value Retail. The 2001 gain on sale of $0.6 million was also from the sale of a partial interest in Value Retail offset by the write-off of the OP’s investment in Guam.

Interest in excess of amounts capitalized increased $11.9 million, or 32.0%, to $49.2 million in 2002 from $37.3 million in 2001, primarily due to higher debt from acquisitions and joint venture buyouts, partially offset by lower interest rates.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2003 of $181.6 million is expected to increase from 1.7 million square feet of GLA added during 2003, including a full year of operations from the two joint venture openings and the acquisition of three centers as well as scheduled openings and expansions of approximately 0.9 million square feet of new GLA in 2004. As of December 31, 2003, the OP has a commitment of $30.0 million for active domestic development projects. The OP has adequate funding sources to complete these projects from available cash, credit facilities and secured construction financing. The OP also has access to the public markets through its $800 million debt and the Company’s $750 million equity shelf registrations for funding or refinancing requirements.

Operating cash flow is expected to provide sufficient funds for dividends and distributions in accordance with the Company’s REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers, meet funding requirements of Chelsea Interactive and partially fund development projects.

Common distributions declared and recorded in 2003 were $107.8 million, or $2.14 per share or unit. The OP’s dividend payout ratio as a percentage of net income before gain or loss on sale or writedown of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred dividends (“FFO”)) was 58.2%. The OP’s senior unsecured bank line of credit (“Senior Credit Facility”) limits aggregate dividends and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP’s ratio of earnings-to-fixed charges for each of the three years ended December 31, 2003, 2002, and 2001 was 2.5, 2.4 and 2.6, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized and impairment losses. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

The OP’s $200.0 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.09% at December 31, 2003) or the prime rate, at the OP’s option, and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP’s Senior Debt rating. The OP received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At December 31, 2003, $99.0 million was outstanding under the Senior Credit Facility.

During 2003, the OP completed two acquisition transactions valued at approximately $219.0 million. On June 12, 2003, the OP purchased The Crossings Factory Stores, a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs and the assumption of a $60.7 million 5.85% mortgage loan due 2013. In conjunction with The Crossings Factory Stores acquisition, the OP completed an offering of 1.2 million shares of common stock at a price of $42.10 per share. Net proceeds after expenses of $49.4 million were used to fund substantially the entire cash portion of the acquisition.

On August 1, 2003, the OP acquired Las Vegas Outlet Center, a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. As part of the transaction, the OP also acquired Lakeland Factory Outlet Mall, a 319,000 square-foot outlet center near Memphis, Tennessee for an additional $3.5 million. The Lakeland property is being marketed for sale. The approximately $84.0 million cash portion of the overall transaction was financed with a $100.0 million one-year term loan facility at an annual interest rate of LIBOR plus 0.80% (1.96% at December 31, 2003) that is due on July 31, 2004 and extendible for six months until January 31, 2005 at the OP’s option. The LIBOR rate spread ranges from 0.70% to 1.35% depending on the OP’s Senior Debt rating. Surplus proceeds from the financing of approximately $16.0 million were used for general corporate purposes.

A summary of the OP’s contractual obligations (at par) as of December 31, 2003, is as follows (in thousands):

                                                         Less than           1 to 3           3 to 5        More than
                                         Total            1 Year             Years            Years          5 Years
                                     --------------    --------------    --------------    ------------    -------------
Unsecured bank debt                    $ 204,035        $100,000           $104,035           $    -           $    -
Unsecured notes                          625,000               -             50,000          125,000          450,000
Mortgage debt                            375,433           7,873             18,889          167,587          181,084
                                      ------------     ------------      ------------     ------------     ------------
   Total debt                          1,204,468         107,873            172,924          292,587          631,084
Ground  and operating leases              24,634           2,299              2,609            2,358           17,368
Real estate commitments                   49,670          49,670                  -                -                -
Deferred compensation                     17,600               -                  -           17,600                -
                                      ============     ============      ============     ============     ============
Total Obligations                     $1,296,372        $159,842           $175,533         $312,545         $648,452
                                      ============     ============      ============     ============     ============

At December 31, 2003, construction for international and domestic development includes projects totaling 0.9 million square-feet of GLA. Internationally, projects in the pipeline include the 187,000 square-foot first phase of Tosu Premium Outlets near Fukuoka, Japan, scheduled to open in March 2004; and the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004. Domestically, projects underway include the single-phase 438,000 square-foot Chicago Premium Outlets, scheduled to open in mid 2004. The Tosu project is a development of Chelsea Japan Co., Ltd., the OP’s 40%-owned Japanese joint venture. The Punta Norte project is a development of the OP’s 50% owned Mexican joint venture. The Chicago project is a 50/50 joint venture with Simon. Other projects in various stages of development are expected to open in 2004 and beyond including the 350,000 square-foot Seattle Premium Outlets, located near Seattle, Washington, scheduled to commence construction in spring 2004 and open in spring 2005. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, the peso denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint venture, the OP has committed to provide 50% of the development costs, or approximately $46.0 million for Chicago Premium Outlets. As of December 31, 2003, the OP had contributed $26.7 million to the Chicago project.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of December 31, 2003, are as follows:

            Total Facility            |                                       Outstanding
                                      |                                                             Due
       Yen          US $ Equivalent   |        Yen         US $ Equivalent       US $  Guarantee    Date      Interest Rate
       ---          ---------------   |        ---         ---------------       ---------------    ----      -------------
 4.0 billion (1)     $37.3 million    |     0.9 billion     $ 8.4 million         $ 8.4 million     2004         1.31%
 3.8 billion (2)      35.4 million    |     3.2 billion      30.0 million          12.0 million     2015         2.20%
 0.6 billion (2)       5.6 million    |     0.5 billion       4.7 million           1.9 million     2012         1.50%
(1)	Facility entered into by an equity investee of the OP that has a one-year extension option until April 1, 2005.

(2)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

The OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, the 230,000 square-foot first phase of Punta Norte Premium Outlets, located near Mexico City and is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs up to approximately $15.0 million. As of December 31, 2003, the OP had contributed $2.5 million.

In January 2004, a subsidiary of the OP entered into a 180.0 million peso revolving facility (USD $16.5 million as of February 17, 2004) to provide funding for Mexican development projects. The peso facility has a three-year term and the drawn funds bear interest at The Interbank Interest Equilibrium Rate (“TIIE”) plus 0. 825% plus the bank’s cost of funds spread limited to 20% of the TIIE and has an annual facility fee of 0.15% on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP’s Senior Debt rating.

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive.  The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows. For 2003, a $2.5 million funding loss was reported. Future funding by the OP will be reported, as a loss in the period funding is required. As of December 31, 2003, the OP had funded $54.9 million and anticipates that Chelsea Interactive will not reach the OP’s funding limit of $60.0 million. On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. (“GSI-Chelsea Solutions”). Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform by the second quarter of 2004.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP’s total investment in Europe as of December 31, 2003, was $3.6 million. The OP has also provided $17.1 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

To achieve planned growth and favorable returns in both the short and long-term, the OP’s financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. Management believes that these strategies will continue to enable the OP to access a broad array of capital sources, including bank or institutional borrowings and secured and unsecured debt and equity offerings, subject to market conditions.

Net cash provided by operating activities was $181.6 million and $128.2 million for the years ended December 31, 2003, and 2002, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the OP’s GLA offset by the decreased losses from Chelsea Interactive and the payout of the deferred incentive compensation in March 2002. Net cash used in investing activities decreased to $213.6 million in 2003 from $404.2 million in 2002 due to reduced acquisition activity. Net cash provided by financing activities decreased to $27.9 million from $273.9 million for the years ended December 31, 2003, and 2002, respectively. The decrease was primarily the result of reduced borrowings, debt repayments and higher distributions in 2003.

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

Funds from Operations (continued)

FFO for the year ended December 31, 2002, excludes the Chelsea Interactive impairment loss of $34.4 million. Since all companies do not calculate FFO in a similar fashion, the OP’s calculation of FFO presented herein may not be comparable to similarly titled measure as reported by other companies. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the OP’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the OP’s liquidity, or is it indicative of funds available to fund the OP’s cash needs, including its ability to make cash distributions.

                                                                             Year Ended December 31,
                                                                          2003         2002            2001
                                                                     ------------  -----------   ------------

Net income available to common unitholders ............................  $115,274     $48,584        $ 56,484
  Depreciation and amortization-wholly-owned...........................    73,651      58,275          48,554
  Depreciation and amortization-joint ventures.........................     4,069       4,166           5,964

  Amortization of deferred financing costs and depreciation
   of non-rental real estate assets....................................    (2,274)     (2,401)        (1,807)
Net gain on sale or write-down of assets...............................    (5,625)    (11,223)          (333)
Chelsea Interactive impairment loss....................................         -      34,370               -
                                                                     ------------  -----------   ------------
FFO....................................................................  $185,095    $131,771        $108,862
                                                                     ============  ===========   ============
Average units outstanding (1)..........................................    50,055      44,671          40,036
FFO per unit...........................................................     $3.56       $2.85           $2.65
Distributions declared per unit........................................     $2.14       $1.86           $1.56

(1) Assumes 2-for-1 unit split in May 2002 had occurred on January 1, 2001.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which was effective and adopted by the OP on January 1, 2002. SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". SFAS 144 retains fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS 144 superseded APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 extended the reporting of a discontinued operation to a "component of an entity." Thus, the operations of assets sold or held for sale are presented as discontinued operations in the OP's statement of income.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which was effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value, only when the liability is incurred. See note 6 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

Recent Accounting Pronouncements (continued)

In November 2002, the FASB issued No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The OP adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the OP's financial position or the results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The OP does not believe that FIN 46-R will have a significant impact on the OP's financial statements.

On April 30, 2003, FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities "("SFAS 133"). SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in the entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designed after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the OP's financial condition, results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The implementation of SFAS 150 did not have a material impact on the OP's financial condition, results of operations or cash flows.

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

Item 7-A. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP's primary strategy is to protect against these risks by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly-owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of one of its mortgage loans. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006.

At December 31, 2003 a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $2.0 million annually.

Following is a summary of the OP's debt obligations at December 31, 2003 (in thousands):

                                                                 Expected Maturity Date
                         ----------------------------------------------------------------------------------------------------

                             2004        2005      2006       2007         2008     Thereafter        Total     Fair Value
                         ----------  ----------    ------   ---------    ---------  ------------    ---------   ------------
Fixed Rate Debt:           $   -     $ 49,952        -     $124,874      $164,727    $606,408      $945,961    $1,043,232
Average Interest Rate:         -         8.38%       -         7.25%         6.99%       7.18%         7.22%

Variable Rate Debt:       100,000     104,035        -            -             -      61,475 (1)   265,510       265,510
Average Interest Rate:       1.96%       2.09%       -            -             -        2.62%         2.16%
(1)	Subject to an interest rate swap which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the OP for the years ended December 31, 2003, 2002 and 2001 and the Report of the Independent Auditors thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of December 31, 2003 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the year ended December 31, 2003, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

PART III

Items 10, 11, 12, 13 and 14.

The Operating Partnership does not have any Directors, executive officers or stock authorized, issued or outstanding. If the information were required it would be identical to the information contained in Items 10, 11, 12, 13 and 14 of the Company’s Form 10-K that will appear in the Company’s Proxy Statement furnished to shareholders in connection with the Company’s 2004 Annual Meeting. Such information is incorporated by reference in the Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1 and 2. The response to this portion of Item 15 is submitted as a separate section of this report.

3.	Exhibits

3.1	Articles of Incorporation of the Company, as amended, including Articles Supplementary relating to 8 3/8% Series A Cumulative Redeemable Preferred Stock and Articles Supplementary relating to 9% Series B Cumulative Redeemable Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 2002.

3.2	By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) (“S-11”).

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to S-11.

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997. ("1997 10-K")

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.2	Amended and Restated Credit Agreement dated July 31, 2002 among CPG Partners, L.P. and Fleet National Bank, individually and as an agent, and other Lending Institutions listed therein. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ending September 30, 2002.

10.3	Joint Venture Agreement between Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.4	Agreement for Purchase and Sale of Assets dated July 12, 2001. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event, which occurred on September 25, 2001.

10.5	Purchase Agreement dated November 11, 2002. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred December 19, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

10.8	2002-2006 Long-Term Executive Incentive Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2002.

10.9	Agreement for Purchase and Sale dated May 8, 2003, as amended. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred August 1, 2003 (“2003 8-K”).

10.10	Term Loan Agreement dated July 31, 2003 between CPG Partners, L.P. and Wachovia Bank, National Association. Incorporated by reference to Exhibit 10 to 2003 8-K.

21	List of Subsidiaries

23.1	Consent of Ernst & Young LLP.

31.1	Section 302 Chief Executive Officer Certificate

31.2	Section 302 Chief Financial Officer Certificate

32.1	Secton 906 Chief Executive Officer Certificate

32.2	Section 906 Chief Financial Officer Certificate

(b)	Reports on Form 8-K. None

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate schedule of this report.

Item 8, Item 15(a)(1) and (2) and Item 15(d)

(a)1.  Financial Statements

Form 10-K Report Page

Consolidated Financial Statements–CPG Partners, L.P.

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	F-1 F-2 F-3 F-4 F-5 F-6 F-34

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Auditors

To the Owners
CPG Partners, L.P.

We have audited the accompanying consolidated balance sheets of CPG Partners, L.P. as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index as Item 15 (a)(2). These financial statements and schedule are the responsibility of the management of CPG Partners, L.P. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPG Partners, L.P. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York February 24, 2004	/s/Ernst & Young LLP

CPG Partners, L.P.
Consolidated
Balance Sheets (In thousands)

                                                                           December 31,
                                                                        2003              2002
                                                                ----------------- --------------
Assets:
Rental properties:
     Land.....................................................     $ 299,176      $   266,461
     Depreciable property.....................................     1,773,607        1,570,713
                                                                  ----------       ----------

Total rental property.........................................     2,072,783        1,837,174
Accumulated depreciation......................................      (332,406)        (284,239)
                                                                  ----------        ---------

Rental properties, net........................................     1,740,377        1,552,935
Cash and cash equivalents.....................................        18,476           22,551
Restricted cash - escrows.....................................         6,456            3,455
Tenant accounts receivable (net of allowance for doubtful
    accounts of $1,615 in 2003 and $2,593 in 2002)............        11,631            7,762
Deferred rent receivable......................................        25,018           18,778
Investments in unconsolidated affiliates......................         3,500                -
Property held for sale........................................       107,068           47,997
Notes receivable-related parties..............................         2,151            2,746
Deferred costs, net...........................................        22,989           16,706
Other assets..................................................        32,748           30,100
                                                                  ----------        ---------
Total assets..................................................    $1,970,414        $1,703,030
                                                                  ==========        ==========

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt......................................    $  204,035        $ 103,035
     Unsecured notes..........................................       621,803          621,330
     Mortgage debt............................................       385,634          306,455
     Construction payables....................................         7,668            8,046
     Accounts payable and accrued expenses....................        59,738           45,077
     Accrued distribution payable.............................         5,131            4,927
     Other liabilities........................................        20,871           18,886
                                                                  ----------        ---------
Total liabilities.............................................     1,304,880        1,107,756

Commitments and contingencies

Partners' capital:
General partner units outstanding, 43,592 in 2003 and 41,485
in 2002.......................................................        524,295          462,127
Limited partners units outstanding 7,356 in 2003 and 7,563
in 2002.......................................................         81,934           77,094
Preferred partners units outstanding, 1,300 in 2003
and 2002......................................................         63,315           63,315
Officer loan..................................................              -             (488)
Accumulated other comprehensive loss .........................         (4,010)          (6,774)
                                                                  ------------      -----------
 Total partners' capital.......................................       665,534          595,274
                                                                  ------------      -----------
 Total liabilities and partners' capital.......................    $1,970,414       $1,703,030
                                                                  ============     ============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

                                                                      Year ended December 31,
                                                                  2003               2002              2001
                                                        ----------------   ---------------   ----------------

Revenues:
     Base rent......................................          $247,894           $178,298          $124,645
     Percentage rent................................            29,134             23,723            17,853
     Expense reimbursements.........................            86,499             64,875            49,496
     Other income...................................             8,738             11,593            10,888
                                                              -------            -------            -------
Total revenues......................................           372,265            278,489           202,882
                                                              -------            -------            -------
Expenses:
     Operating and maintenance......................           102,951             77,863            56,256
     Depreciation and amortization..................            70,830             56,870            46,768
     General and administrative.....................            12,396              7,074             4,620
     Other..........................................             4,984              3,962             2,535
                                                               -------            -------           -------
Total expenses......................................           191,161            145,769           110,179
                                                               -------            -------           -------

Income before unconsolidated investments
  and interest expense .............................           181,104            132,720            92,703
Income from unconsolidated investments..............            11,006              9,802            15,025
Loss from  and impairment of
   Chelsea Interactive..............................            (2,518)           (47,756)           (5,337)
Interest expense.......................................        (69,779)           (49,189)          (37,271)
Gain on sale, net of write-down of assets...........                 -             10,911               617
                                                               -------            -------           -------
Income from continuing operations......................        119,813             56,488            65,737

(Loss) income from discontinued operations..........              (980)             1,366               783
Gain on sale of discontinued operations.............             5,625                  -                 -
                                                               -------            -------           -------
Net income..........................................           124,458             57,854            66,520
Preferred unit requirement..........................            (9,184)            (9,270)          (10,036)
                                                               -------            -------           -------
Net income available to common unitholders..........          $115,274            $48,584           $56,484
                                                              ========            =======           =======

Net income to common unitholders:
     General partner................................           $98,192            $41,714           $47,626
     Limited partners...............................            17,082              6,870             8,858
                                                               -------            -------           -------
Total...............................................          $115,274            $48,584           $56,484
                                                              ========            =======           =======

Net income per common unit:
General partner  (including $0.09, $0.03 and
   $0.02 income from discontinued operations
    in 2003, 2002 and 2001, respectively) ..........            $2.30              $1.09             $1.41
  Limited partners (including $0.09, $0.03 and
     $0.02 income from discontinued operations
      in 2003, 2002 and 2001, respectively) ........            $2.30              $1.07             $1.39

Weighted average units outstanding:
     General partner................................            42,613             38,245            33,678
     Limited partners...............................             7,442              6,426             6,358
                                                               -------            -------           -------
Total...............................................            50,055             44,671            40,036
                                                              ========            =======           =======

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Partners’ Capital
(In thousands)

                                                                                                        Accum.
                                                 General      Limited     Preferred                      Other      Total
                                                Partner's    Partners'    Partner's      Officer        Comp.       Partners'
                                                 Capital      Capital      Capital         Loan          Loss       Capital
                                                 ---------   ---------    ---------      -------        ------      --------

Balance December 31, 2000....................     $271,482      $37,888     $63,315    $        -       $ (123)     $372,562

Net income...................................       51,814       14,706           -             -            -        66,520
Other comprehensive income
Foreign currency translation.................            -            -           -             -         (252)         (252)
Interest rate swap...........................            -            -           -             -       (3,105)       (3,105)
                                                                                                                    --------
Total comprehensive income...................                                                                         63,163
                                                                                                                    --------

Common distributions.........................      (52,939)      (9,839)          -             -            -       (62,778)
Preferred distribution.......................       (4,188)      (5,848)          -             -            -       (10,036)
Contributions (net of costs).................      112,151            -           -             -            -       112,151
Revaluation of limited partners' interests...      (18,209)      18,209           -             -            -             -
Transfer of a limited partners' interest.....        2,291       (2,291)          -             -            -             -
                                                   -------       ------      ------        ------       ------       -------
Balance December 31, 2001....................      362,402       52,825      63,315             -       (3,480)      475,062

Net income...................................       45,136       12,718           -             -            -        57,854
Other comprehensive income
Foreign currency translation.................            -            -           -             -          320           320
Interest rate swap...........................            -            -           -             -       (3,614)       (3,614)
                                                                                                                     -------
Total comprehensive income...................                                                                         54,560
                                                                                                                     -------

Issuance of limited partnership units........            -       44,593           -             -            -        44,593
Common distributions.........................      (72,220)     (12,304)          -             -            -       (84,524)
Preferred distribution.......................       (3,422)      (5,848)          -             -            -        (9,270)
Contributions (net of costs).................      124,995            -           -             -            -       124,995
Redemption of preferred units
     (net of costs)..........................       (9,654)           -           -             -            -        (9,654)
Officer loan.................................            -            -           -          (488)           -          (488)
Revaluation of limited partners' interests...       14,651      (14,651)          -             -            -             -
Transfer of a limited partners' interest.....          239         (239)          -             -            -             -
                                                   -------       -------     ------          -----       ------       -------
Balance December 31, 2002....................      462,127       77,094      63,315          (488)       (6,774)      595,274

Net income...................................      101,528       22,930           -             -            -       124,458
Other comprehensive income
Foreign currency translation.................            -            -           -             -          503           503
Interest rate swap...........................            -            -           -             -        2,261         2,261
                                                                                                                     -------
Total comprehensive income...................                                                                        127,222
                                                                                                                     -------

Common distributions.........................      (91,947)     (15,897)          -             -            -      (107,844)
Preferred distribution.......................       (3,336)      (5,848)                        -            -        (9,184)
Contributions (net of costs).................       59,578            -           -             -            -        59,578
Repayment of officer loan                                -            -           -           488            -           488
Revaluation of limited partners interests....       (5,736)       5,736           -             -            -             -
Transfer of a limited partners' interest.....        2,081       (2,081)          -             -            -             -
                                                   -------       -------     ------          -----       ------       -------
Balance December 31, 2003....................     $524,295      $81,934     $63,315    $        -      $(4,010)     $665,534
                                                  ========      =======     =======    ========        ========     ========

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Partners’ Capital
(In thousands)

                                                                            Year ended December 31,
                                                                    2003               2002               2001
                                                            ----------------   ----------------   ---------------
Cash flows from operating activities
Net income.................................................     $124,458            $57,854            $66,520
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization............................      73,651             58,275             48,554
  Equity in earnings of unconsolidated investments
     in excess of distributions received...................      (5,491)            (2,407)            (2,215)
  Loss from and impairment of Chelsea Interactive..........           -             47,756              5,337
  Loss from interest rate swap.............................         514                 -                  -
  Gain on sale of assets...................................           -            (11,514)              (333)
  Gain on sale of discontinued operations..................      (5,625)                 -                  -
  Proceeds from non-compete receivable.....................           -              4,300              4,600
  Amortization of non-compete revenue......................           -             (5,136)            (5,136)
  Additions to deferred lease costs........................      (2,642)            (1,153)            (1,869)
  Other operating activities...............................      (1,487)              (845)              (570)
  Changes in assets and liabilities:
      Straight-line rent receivable........................      (7,285)            (3,872)            (1,761)
      Other assets.........................................        (467)            (3,211)               965
      Deferred compensation pay out........................           -            (14,401)
      Due from affiliates..................................      (5,742)              (284)            (1,924)
      Accounts payable and other liabilities...............      11,750              2,860              9,555
                                                                 ------              -----              -----
Net cash provided by operating activities...................    181,634            128,222            121,723

Cash flows from investing activities
Additions to rental properties..............................    (171,685)          (385,519)          (103,521)
Proceeds from sale of centers...............................      13,853              7,929              7,100
Additions to investments in unconsolidated affiliates.......     (46,688)           (37,855)           (14,763)
Distributions from investments in unconsolidated
    affiliates in excess of earnings........................           -                337              5,079
Proceeds from sale of investment in unconsolidated
    affiliates .............................................           -             11,293              2,839
Additions to  deferred lease costs from acquisitions........      (8,536)                 -                  -
Loans to related parties....................................           -               (550)            (2,750)
Payments from related parties...............................       1,083              1,085              1,685
Additions to deferred development costs.....................      (1,630)              (898)            (8,220)
                                                                  ------               ----             ------
Net cash used in investing activities.......................    (213,603)          (404,178)          (112,551)

Cash flows from financing activities
Debt proceeds...............................................     124,000            503,958            177,538
Repayments of debt..........................................     (38,078)          (249,540)          (217,318)
Net proceeds from sale of common stock......................      59,577            124,990            112,151
Distributions...............................................    (116,828)           (92,717)           (72,873)
Redemption of preferred units...............................           -               (9,654)               -
Additions to deferred financing costs.......................        (777)              (3,134)          (2,102)
                                                                  ------             ------             ------
Net cash provided by (used in) financing activities.........      27,894            273,903             (2,604)

Net (decrease) increase in cash and cash equivalents........      (4,075)            (2,053)             6,568
Cash and cash equivalents, beginning of period..............      22,551             24,604             18,036
                                                                  ------             ------             ------
Cash and cash equivalents, end of period....................     $18,476            $22,551            $24,604
                                                                 =======            =======            =======

The accompanying notes are an integral part of the financial statements

CPG Partners, L.P.
Notes to Consolidated Financial Statements

1.   Organization and Basis of Presentation

Organization

CPG Partners, L.P., (the “Operating Partnership” or “OP”), which commenced operations on November 2, 1993 specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of December 31, 2003, the OP wholly or partially owned 60 centers in 31 states and Japan containing approximately 16.1 million square feet of gross leasable area (“GLA”). The OP’s portfolio is comprised of 30 Premium Outlet centers containing 10.6 million square feet of GLA (the “Premium Properties”) and 30 other retail centers containing approximately 5.5 million square feet of GLA (“Other Properties”) (collectively the “Properties”). The OP’s Premium Properties generated approximately 75% and 86% of the OP’s real estate net operating income for the years ended December 31, 2003, and 2002, respectively. The Premium Properties generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Tokyo and Osaka, Japan. Some Premium Properties are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

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

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company’s common shares. The stock dividend was paid May 28, 2002, to stockholders of record on May 14, 2002. The Operating Partnership simultaneously declared a 2-for-1 split of its limited units. All applicable unit and per unit information in the accompanying financial statements have been adjusted to reflect the split.

2.   Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 25-40 year estimated lives for buildings, and 15 and 5-7 year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. The OP reviews real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. No impairment write-downs of rental properties were required for the three years ended December 31, 2003. At December 31, 2003, the Lakeland Factory Outlet Mall was held for sale. The Lakeland property was purchased in August 2003 in conjunction with the Las Vegas Outlet Center. The OP anticipates selling the Lakeland property during 2004. At December 31, 2002, no assets were held for sale.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Rental Properties (continued)

In accordance with Statement of Financial Accounting Standards No.141, or SFAS 141, “Business Combinations,” the OP allocates the purchase price of real estate to land, building, tenant improvements and if determined to be material, intangibles, such as the value of above, below and at market leases and origination cost associated with in-place leases. The OP depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from five to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the term of the lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to contractual expiration date). The OP assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rate and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/ economic conditions that may affect the property.

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. The OP places its cash investments in excess of insured amounts with high quality financial institutions. At December 31, 2003 and 2002, cash equivalents consisted of repurchase agreements, commercial paper, U.S. Government agency securities, domestic bank obligations and other corporate and municipal obligations that mature between January and March of the following year. The carrying amount of such investments approximated fair value.

Investment in Unconsolidated Joint Ventures

The OP accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the OP exercises significant influence, but does not control these entities. In all the joint ventures, the rights of the minority investor are both protective as well as participating. These rights preclude the OP from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the OP and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the associated rental property’s useful life.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Foreign Currency Translation

The OP conforms to the requirements of the Statement of Financial Accounting Standards No. 52 entitled “Foreign Currency Translation.” Accordingly, assets and liabilities of foreign equity investees are translated at prevailing year-end rates of exchange. Translation gain or loss is recognized as a component of other comprehensive income.

Rental Expense

Rental expense is recognized on a straight-line basis over the initial term of the lease.

Deferred Lease Costs

Deferred lease costs consist of fees and direct internal costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. Deferred financing costs are amortized as interest costs over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period it is determined the financing will not be closing.

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

Bad Debt Expense

Bad debt expense included in other expense totaled $2.2 million, $2.0 million and $1.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

The following summarizes the tax components of the OP’s common distributions declared for the years ended December 31, 2003, 2002 and 2001:

                                                         2003          2002         2001
                                                      ----------     --------     ---------
      Distributions per unit..............              $2.14          $1.86        $1.56
      Capital gain (a)....................              (0.13)         (0.21)          -
      Unrecaptured Section 1250 gain .....                  -          (0.01)          -
                                                      ----------     --------     ---------
      Ordinary income.....................              $2.01          $1.64        $1.56
                                                      ==========     ========     =========

(a)  Capital rates were 15% and 20% in 2003 and 2002, respectively.

Net Income Per Partnership Unit

Net income per partnership unit is determined by allocating net income to the general partner (including the general partner’s preferred unit allocation) and the limited partners based on their weighted average partnership units outstanding during the respective periods presented.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Concentration of OP’s Revenue and Credit Risk

For the years ended December 31, 2003, 2002 and 2001, respectively, 13%, 16% and 21% of the OP’s revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the OP. In addition, for the years ended December 31, 2003, 2002 and 2001, respectively, 23%, 25% and 28% of the OP’s revenues were derived from the OP’s centers in California.

Management of the OP performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although the OP’s tenants operate principally in the retail industry, there is no dependence upon any single tenant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accumulated Other Comprehensive Loss

At December 31, 2003 and 2002, other comprehensive loss was comprised of the following (in thousands):

                                               2003               2002
                                               ----               ----
          Interest rate swap                 $4,458             $6,719
          Foreign currency translation         (448)                55
                                               ----               ----
          Total                              $4,010             $6,774
                                             ======             ======

Derivative and Financial Instruments

In the normal course of business, the OP uses a variety of derivative and financial instruments to manage, or hedge, interest rate and foreign currency risk. The OP requires that hedging derivative instruments are effective in reducing the interest rate or foreign currency risk exposure as they are designated. This effectiveness is an essential for hedge accounting under accounting principles generally accepted in the United States. Derivative instruments may be associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and recorded on the balance sheet at their fair values with the changes in fair value reflected in accumulated other comprehensive income (loss). When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is terminated or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period in net income.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Derivative and Financial Instruments (continued)

To determine the fair values of derivative and financial instruments, the OP uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Recently Issued Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which was effective and adopted by the OP on January 1, 2002. SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 retains fundamental provisions of SFAS 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used. In addition, SFAS 144 superseded APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 extended the reporting of a discontinued operation to a “component of an entity”. Thus, the operations of assets sold or held for sale are presented as discontinued operations in the OP’s statement of income.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which was effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value, only when the liability is incurred. See note 6 to financial statements for discussion related to the estimated future costs to be incurred in connection with the future operations of Chelsea Interactive.

In November 2002, the FASB issued No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The OP adopted the disclosure provisions of FIN 45 effective December 31, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the OP’s financial position or the results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 (“FIN 46-R”) to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The OP does not believe that FIN 46-R will have a significant impact on the OP’s financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2.   Summary of Significant Accounting Principles (continued)

Recently Issued Accounting Pronouncements (continued)

April 30, 2003, FASB issued SFAS No.149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities “(“SFAS 133”). SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in the entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designed after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the OP’s financial condition, results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The implementation of SFAS 150 did not have a material impact on the OP’s financial condition, results of operations or cash flows.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

3.   Acquisitions and Dispositions

Acquisitions

In June 2003, the OP purchased The Crossings Factory Stores (“The Crossings”), a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs, and assumed a $60.7 million 5.85% mortgage loan due 2013. The stated interest rate was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective rate to 5.1%. An additional $5.0 million will be due to the sellers upon the completion of a 21,000 square-foot expansion scheduled to open in late 2004, subject to permits. In accordance with the provisions of SFAS 141, the OP allocated the purchase price between land, building and in-place leases. Tenant origination costs of $4.0 million are included in deferred costs on the balance sheet and a net intangible lease liability of $3.1 million is included in other liabilities. The tenant origination costs and intangible lease liability are being amortized over the respective lease terms. For the period ended December 31, 2003, the OP recognized rental income of $0.5 million related to the amortization of in-place leases.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3.   Acquisitions and Dispositions (continued)

Acquisitions (continued)

In August 2003, the OP acquired Las Vegas Outlet Center (“Las Vegas”), a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. The stated interest rate was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective rate to 6.29%. As part of the transaction, the OP also acquired Lakeland Factory Outlet Mall (“Lakeland”), a 319,000 square-foot outlet center near Memphis, Tennessee, for an additional $3.5 million. The Lakeland property is being marketed for sale. In accordance with the provisions of SFAS 141, the OP allocated the purchase price between land, building and in-place leases. Tenant origination costs of $4.5 million are included in deferred costs on the balance sheet and a net intangible lease liability of $0.4 million is included in other liabilities. The tenant origination costs and intangible lease liability are being amortized over the respective lease terms. For the period ending December 31, 2003, the OP recognized a charge against rental income of $0.3 million related to the amortization of in-place leases.

On April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets (“Simon-Orlando”) by acquiring Simon Property Group, Inc.’s (“Simon”) 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and the guarantee related thereto. On June 16, 2002, the OP repaid the outstanding balance of $59.4 million and extinguished the mortgage. After closing the transaction the operating results and balance sheet of Simon-Orlando were consolidated in the accompanying financial statements.

On April 1, 2002, the OP purchased a 305,000 square foot outlet center located in Edinburgh, Indiana for $27.0 million in cash.

On August 20, 2002, the OP became the sole owner of four Premium Outlet centers by acquiring Fortress Registered Investment Trust’s (“Fortress”) 51% undivided ownership interest in the F/C Acquisition Holdings, LLC joint venture (“F/C Acquisition”). The OP paid $58.9 million in cash and assumed $86.5 million of existing mortgage debt on the properties. After closing the transaction the operating results and balance sheet of the four Premium Outlet centers including $169.6 million of existing nonrecourse mortgage debt, were consolidated in the accompanying financial statements.

On November 22, 2002, the OP purchased two outlet centers from JMJ Properties, Inc. (“JMJ”); a 305,000 square-foot center located in Albertville, Minnesota and a 278,000 square foot center located in Johnson Creek, Wisconsin for a total purchase price of $89.5 million. The OP paid $44.9 million in cash and issued 1.3 million limited partnership units with an assigned value of $44.6 million.

On December 19, 2002 the OP acquired four outlet centers for an all cash price of $193.0 million from New Plan Excel Realty Trust, Inc. (“NPXL”). The four properties consist of a 292,000 square foot outlet center located in Jackson, New Jersey; a 391,000 square foot outlet center located in Osage Beach, Missouri; a 329,000 square foot outlet center located in St. Augustine, Florida; and a 300,000 square foot outlet center located in Branson, Missouri.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3.   Acquisitions and Dispositions (continued)

Acquisitions (continued)

The aggregate condensed balance sheet (unaudited) on the date of acquisition of the acquired properties is as follows (in thousands):

                                                         2003               2002
                                                      ----------         ------------

Land                                                   $ 33,660          $100,540
Depreciable property                                    190,716           591,018
Accumulated depreciation                                      -           (15,977)
Other assets                                                945            19,487
                                                       --------          --------
  Total assets                                         $225,321          $695,068
                                                       ========          ========

Mortgage debt                                          $ 90,491          $228,025
Other liabilities                                           383             9,884
                                                       --------          --------
  Total liabilities                                      90,874           237,909
                                                       --------          --------
Net equity                                             $134,447          $457,159
                                                       ========          ========

The following condensed pro forma (unaudited) information assumes that the acquisitions of The Crossings Factory Stores, Las Vegas Outlet Center and Lakeland Factory Outlet Mall had occurred on January 1, 2002. Additionally, it assumes that the effect of the sale of 1.2 million shares of the Company’s common stock in conjunction with The Crossings acquisition and the $100.0 million term loan in conjunction with the Las Vegas acquisition occurred on January 1, 2002 (in thousands)

:

                                                                      Year Ended December 31,
                                                                   2003             2002
                                                               ------------      -----------

        Total revenue                                            $386,407          $307,284

        Net income to common unitholders                         119,004             54,772

        Earnings per unit:
        Net income to common unitholders                           $2.33              $1.19
        Weighted average common units
          outstanding                                             51,169             45,871

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3.   Acquisitions and Dispositions (continued)

Dispositions

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

The OP terminated its long-term lease on American Tin Cannery Premium Outlets. Revenues and expenses connected with the ATC property have been reclassified to discontinued operations in the period of termination and comparable periods in the accompanying financial statements.

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

In October 2001, the OP sold a Premium Properties center and recognized a loss of approximately $0.3 million that is included as a charge in other income in the accompanying financial statements. The aggregate revenues and net income of the sold property were immaterial to the operations of the OP for the years ended December 31, 2001 and 2000.

4.   Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                               2003             2002
                                                          ------------     -------------
  Land and improvements..............................      $  495,819      $   460,227
  Buildings and improvements.........................       1,536,998        1,351,183
  Construction-in-progress...........................          16,838            6,708
  Equipment and furniture............................          23,128           19,056
                                                           ----------       ----------
  Total rental property..............................       2,072,783        1,837,174
                                                           ----------       ----------
  Accumulated depreciation and amortization..........       (332,406)        (284,239)
                                                           ----------       ----------
  Total rental property, net.........................      $1,740,377      $1,552,935
                                                          ===========      ===========

CPG Partners, L.P.
Notes to Consolidated Financial Statements

4. Rental Properties (continued)

Interest costs capitalized as part of buildings and improvements were $4.3 million, $2.9 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Commitments for land, new construction, development and acquisitions including the OP’s 50% share of joint venture activity, totaled approximately $49.7 million and $19.1 million at December 31, 2003 and 2002, respectively.

Depreciation expense (including amortization of the capital lease) amounted to $67.3 million, $53.1 million and $42.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

5.   Restricted Cash-Escrows

Restricted cash escrows include $6.5 million and $3.5 million at December 31, 2003 and 2002, respectively, of escrows and reserve funds for real estate taxes, property insurance, capital and tenant improvements and leasing costs established pursuant to certain mortgage loan agreements.

6.   Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates, and related management advisory, license, leasing and guarantee fees earned are included in income from unconsolidated investments and loss from impairment of Chelsea Interactive in the accompanying financial statements.

          As of December 31, 2003 and 2002, the OP’s interests in joint ventures included: a 50% interest in Las Vegas Premium Outlets (“Simon-Las Vegas”) and a 50% interest in Chicago Premium Outlets (“Simon-Chicago”) with Simon (collectively “Simon-Ventures”); a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates; minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”); and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock. As of December 31, 2001, the OP’s investment in joint ventures also included a 50% interest in Simon-Orlando and a 49% interest in F/C Acquisition.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

6.   Investments in Affiliates (continued)

In June 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003. The OP is responsible for financing its 50% share of development costs, or approximately $48.0 million. As of December 31, 2003, the OP had contributed $44.7 million and capitalized interest and other costs of $2.3 million.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon-Chicago, a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in mid-2004. On September 23, 2002, Simon-Chicago purchased a 140-acre site, including 80 acres of conservation area, and commenced construction. The OP is responsible for financing its 50% share of the development costs, which are expected to be approximately $46.0 million. As of December 31, 2003, the OP had contributed $26.7 million and capitalized interest and other costs of $1.5 million.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan. The OP has a 40% interest in Chelsea Japan. In conjunction with the agreement, the OP contributed $1.7 million in equity and provides its share of construction financing and/or loan guarantees. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba has grown to 390,000 square feet with the completion of its 170,000 square-foot second phase that opened in July 2003. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, located outside Osaka, the second-largest city in Japan, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000. Rinku increased to 250,000 square feet in March 2002, upon opening its 70,000 square-foot second phase. Rinku’s 70,000 square-foot third phase is scheduled to open in late 2004. Chelsea Japan’s third project, the 180,000 square foot first phase of Sano Premium Outlets opened in March 2003 and in Fall 2004, Sano is scheduled to open its 55,000 square foot second phase. Sano is located 40 miles north of Tokyo off Tohoku Expressway.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003 and the center is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs of approximately $15.0 million. As of December 31, 2003, the OP contributed $2.5 million. In January 2004, an affiliate of the OP entered into a 180.0 million Peso denominated credit facility which is guaranteed by the OP to fund its share of construction costs.

At December 31, 2003 and 2002, the OP had minority interests ranging from 3% to 8% and 5% to 15% at December 31, 2001, in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village, outside London, England, La Roca OP Stores outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallee near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million which was recorded as a gain on sale of unconsolidated investments in the accompanying financial statements. In 2001, the OP sold a portion of its Bicester Village holding resulting in a gain of $1.8 million, which was included in gain on sale of unconsolidated investments, net of write-down in the accompanying financial statements.

CPG Partners, L.P.
Notes to Condensed Consolidated Financial Statements

6.   Investments in Affiliates (continued)

The OP and Simon entered into a 50/50 joint venture agreement to develop and operate Simon-Orlando a 428,000 square foot center that was completed in May 2000 and is located on Interstate 4, midway between Walt Disney World/EPCOT and Sea World in Orlando. In April 2002, the OP purchased Simon’s 50% undivided ownership interest in the center for $46.6 million in cash and assumed Simon’s $29.7 million pro-rata share of existing mortgage debt. The operations and balance sheet of the center are consolidated in the accompanying financial statements from the buyout date.

In December 2000, the OP and Fortress acquired four outlet centers from a competitor, through F/C Acquisition in which the OP had a 49% interest. The total purchase price was $240.0 million, including the assumption of approximately $174.0 million of 6.99% fixed-rate non-recourse mortgage debt due in 2008. In July 2002, Fortress exercised its option under the F/C Limited Liability Company Agreement to invoke the “Buy/Sell Right” which gave the OP the option to sell its 49% ownership interest in F/C Acquisition or buy the partner’s 51% ownership interest. On August 20, 2002, the OP exercised its right to buy the 51% interest for cash of $58.9 million and assumed $86.5 million of existing mortgage debt on the properties. The operations and balance sheet of the four F/C Acquisition Premium Outlet centers have been consolidated in the accompanying financial statements from the buyout date.

In December 2001, the OP had a 15% minority interest in a partnership that owns an outlet center located in Guam. The center had been generating operating losses and the OP did not anticipate recovering its investment. Therefore, in December 2001, the OP wrote off its investment in Guam and recognized a loss of $1.2 million which is included in gain on sale of unconsolidated investments, net of write-down in 2001 in the accompanying financial statements. During the year ended December 31, 2002, the OP withdrew as a partner in the Guam outlet center.

Chelsea Interactive

At December 31, 2002, the OP recognized an impairment loss equal to the net book value of its investment in Chelsea Interactive.  The OP believes that it will not be able to recover the net book value of its investment in Chelsea Interactive through future cash flows. A $2.5 million funding loss was reported for the year ended December 31, 2003.  Future funding by the OP will be reported as a loss in the period funding is required. Through December 31, 2003, the OP had funded $54.9 million and anticipates that funding to Chelsea Interactive will not reach the OP’s funding limit of $60.0 million. On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform by the second quarter of 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

The following is a summary of investments in and amounts due from affiliates at December 31, 2003 and 2002 (in thousands):

                                                   Chelsea     Simon-    Simon-        Chelsea
                                        F/C        Japan       Orlando   Ventures      Interactive    Other     Total
                                      --------     --------    -------   -----------   -----------   -------    ------
Balance December 31, 2001........     $36,118      $9,296      $9,723    $      -      $34,856        $3,696    $93,689

Additional
   investment.......................        -         655           -      31,281       13,508           303     45,747
Income (loss) from
  unconsolidated
    investments..................       4,331       4,136       1,310           -      (13,386)           25     (3,584)
Distributions and fees...........      (2,841)     (2,528)       (250)          -            -             -     (5,619)
Buyout reclassifications.........     (36,531)          -      (9,199)          -            -             -    (45,730)
Impairment loss..................           -           -           -           -      (34,370)            -    (34,370)
Disposition......................           -           -           -           -            -          (382)      (382)
Advances (net)...................      (1,077)        912      (1,584)        638         (608)          (35)    (1,754)
                                     --------     -------    --------     -------     --------        ------   --------
Balance December 31, 2002........    $      -     $12,471    $      -     $31,919     $      -        $3,607    $47,997
                                     ========     =======    ========     =======     ========        ======    =======

                                              Chelsea   Simon-    Simon-     Chelsea       Chelsea
                                   F/C        Japan     Orlando   Ventures   Interactive   Mexico     Other     Total
                                 --------     --------  -------   --------   -----------   -------    ------    -----

Balance December 31, 2002......   $     -    $12,471    $     -    $31,919   $      -      $     -     $3,607    $47,997

Additional
  Investment...................         -      1,591          -     43,965          -         6,212        26     51,794
Income (loss) from
  unconsolidated
    investments................         -      8,574          -      2,432          -             -        -       11,006
Distributions and fees.........               (5,102)         -     (2,754)         -             -        -       (7,856)
Foreign exchange...............         -        503          -          -          -             -        -          503
Advances (net).................         -      1,424          -      2,177          -             -        23       3,624
                                  --------   --------   --------   --------  --------        --------  -------- ---------
Balance December 31, 2003......   $     -    $19,461    $     -    $77,739   $      -         $6,212   $3,656   $107,068
                                  ========   ========   ========   ========  ========         ======== ======== ========

CPG Partners, L.P.
Notes to Condensed Consolidated Financial Statements

The OP’s share of income before depreciation, depreciation expense and income from unconsolidated investments for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                           Chelsea      Simon-        Simon
For the Year Ended:                                F/C      Japan       Orlando      Ventures
                                              ---------    ---------    ---------    -----------
December 31, 2003
Income (loss) before depreciation.........      $    -      $11,923       $  -         $ 3,152
Depreciation..............................           -        3,349          -             720
                                              ---------   ---------    ---------    -----------
Income(loss) from unconsol. investment....      $    -      $ 8,574       $  -         $ 2,432
                                              =========   =========    =========    ===========
December 31, 2002
Income (loss) before depreciation.........      $6,178      $ 5,932       $1,833       $    -
Depreciation..............................       1,847        1,796          523            -
Impairment loss...........................           -            -            -            -
                                              ---------   ---------    ---------    -----------
Income (loss) from unconsol. investment...      $4,331       $4,136       $1,310       $    -
                                              =========    =========   =========    ===========
December 31, 2001
Income (loss) before depreciation..........     $9,214       $4,676       $7,374       $    -
Depreciation...............................      2,692        1,390        1,882            -
                                              ---------   ---------    ---------    -----------
Income (loss) from unconsol. investment..       $6,522       $3,286       $5,492       $    -
                                              =========    =========    =========    ===========

                                                                        Chelsea
For the Year Ended:                           Other       Total        Interactive
                                             --------    ----------   -------------
December 31, 2003
Income (loss) before depreciation.........  $    -       $15,075        $   (1)
Depreciation..............................       -         4,069              -
                                            --------    ----------    -------------
Income(loss) from unconsol. investment....  $    -       $11,006        $     -
                                            ========    ==========    =============
December 31, 2002
Income (loss) before depreciation.........  $   25       $13,968        $(5,115)
Depreciation..............................       -         4,166          8,271
Impairment loss...........................       -             -        (34,370)
                                            --------    ----------    -------------
Income (loss) from unconsol. investment...  $   25       $ 9,802       $(47,756)
                                             ========    ==========   =============
December 31, 2001
Income (loss) before depreciation.........  $ (275)      $20,989       $ (2,449)
Depreciation..............................       -         5,964          2,888
                                            --------    ----------    -------------
Income (loss) from unconsol. investment..   $ (275)      $15,025       $ (5,337)
                                             ========    ==========   =============

(1)      A $2.5 million funding loss was reported for the year ended December 31, 2003.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

Condensed financial information as of December 31, 2003 and 2002, and for the years then ended for Chelsea Japan and Simon-Ventures (which are included in “Real Estate”) and Chelsea Interactive is as follows (in thousands):

                                                                                  Chelsea
                                                                Real Estate     Interactive
                                                                --------------  -------------
Property, plant and equipment (net)
     December 31, 2003.........................................    $288,780     $        -
     December 31, 2002.........................................     140,057              -

Total assets
     December 31, 2003.........................................     380,426              -
     December 31, 2002.........................................     190,157          1,887

Long term debt (1)
     December 31, 2003.........................................     129,731              -
     December 31, 2002.........................................      75,139              -

Total liabilities
     December 31, 2003.........................................     220,238          1,352
     December 31, 2002.........................................     119,886          1,548

Net income (loss)
     December 31, 2003.........................................      12,717         (2,518)
     December 31, 2002.........................................      12,594        (14,247)

OP's share of net income (loss)
     December 31, 2003.........................................       5,488         (2,518)
     December 31, 2002.........................................       5,795        (13,386)

Fee income
     December 31, 2003.........................................       5,518              -
     December 31, 2002.........................................       3,982              -

(1)      Long-term debt in 2003 and 2002 consists of borrowings related to Chelsea Japan.

7. Deferred Costs

The following summarizes the carrying amounts for deferred costs at December 31, 2003 and 2002 (in thousands):

                                                                      2003          2002
                                                                ------------  ------------

Lease costs....................................................    $29,609       $28,074
FAS 141 lease adjustment.......................................      8,536             -
Financing costs................................................     10,506         9,200
Development costs..............................................      2,311         1,572
Other..........................................................        371           871
                                                                ------------  ------------
Total deferred costs...........................................     51,333        39,717
Accumulated amortization.......................................    (28,344)      (23,011)
                                                                ------------  ------------
Total deferred costs, net......................................    $22,989       $16,706
                                                                ============  ============

CPG Partners, L.P.
Notes to Consolidated Financial Statements

8. Non-Compete Agreement

In October 1998 the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million at closing and four annual installments of $4.6 million, terminating in January 2002. The January 2002 payment had a $0.3 million legal escrow reserve withheld. The revenue is being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $5.1 million during the years ended December 31, 2002 and 2001. Such amounts are included in other income in the accompanying financial statements.

9. Other Assets

The following summarizes the components of other assets at December 31 (in thousands):

                                                     2003            2002
                                                ------------      -----------

Sales tax receivable............................   $10,728          $11,708
Prepaid expenses................................    10,680            9,902
Deferred compensation...........................     8,800            6,400
Non-compete receivable..........................       300              300
Due from equity investees.......................         -              136
Other...........................................     2,240            1,654
                                                  ------------   ----------
Total other assets.............................    $32,748          $30,100
                                                  ============   ==========

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt

Unsecured Bank Debt

The OP has a $200.0 million senior unsecured bank line of credit (the “Senior Credit Facility”) with an expiration date of March 31, 2005, which the OP has the right to extend until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 0.95% (2.09% at December 31, 2003) or the prime rate, at the OP’s option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP’s Senior Debt rating. The OP received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%. At December 31, 2003, $99.0 million was outstanding under the Senior Credit Facility.

The OP also has a $5.0 million term loan that carries the same interest rate and maturity as the Senior Credit Facility.

The OP has a one-year $100.0 million unsecured bridge loan (the “Bridge Loan Facility”) due July 31, 2004 and has the right to extend the loan until January 31, 2005. The Bridge Loan Facility bears interest on the outstanding balance, payable monthly, at a rate equal to LIBOR plus 0.80% (1.96% at December 31, 2003). The LIBOR rate spread ranges from 0.70% to 1.35% depending on the OP’s Senior Debt rating.

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at December 31, 2003 and December 31, 2002, is as follows (in thousands):

                                                            December 31,        December 31,       Effective
                                                                   2003               2002          Yield (1)
                                                       ------------------   -  --------------    --------------
8.375%  Unsecured Notes due August 2005..............        $  49,952             $  49,922          8.44%
7.250%  Unsecured Notes due October 2007.............          124,874               124,841          7.39%
8.625%  Unsecured Notes due August 2009..............           49,943                49,933          8.76%
8.250%  Unsecured Notes due February 2011............          148,963               148,817          8.40%
6.875%  Unsecured Notes due June 2012................           99,878                99,825          6.90%
6.000%  Unsecured Notes due January 2013.............          148,193               147,992          6.18%
                                                          -------------------  --------------
 Total unsecured notes                                       $ 621,803             $ 621,330
                                                          ===================  ==============

(1)      Including discount on the notes

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at December 31, 2003 and 2002, and the related interest rate and Net Book Value (“NBV”) of the associated collateral as of December 31, 2003, is as follows (in thousands):

                                                                                     Effective
                                       December  31,            December 31,          Interest
                                              2003                    2002              Rate             NBV
                                      ----------------        ---------------       ------------      -----------
 Due July 2008 (1) .............            $164,727                $167,723            7.26%          $252,972

 Due April 2010 (2) ............              61,475                  67,250            7.26%            67,978
 Due December 2012 (3) .........              25,477                       -            6.29%           101,341

 Due December 2012 (4) .........              70,460                  71,482            7.67%            74,416
 Due March 2013 (5) ............              63,495                       -            5.10%           112,650
                                            ---------             -----------                        -----------
                                            $385,634                $306,455                           $609,357
                                          ============            ===========                        ===========
(1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. The F/C Mortgage Loan had a face value of $169.6 million and a carrying amount fair value of $168.7 million on the buyout date. During the year ended December 31, 2003, the OP recognized $135,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

(2)	In April 2000, Chelsea Financing entered into a $70.0 million mortgage loan due April 2010 originally secured by its four properties. On June 2, 2003 the OP sold one of the encumbered properties for $7.4 million with an NBV of $2.5 million. Proceeds of $5.0 million were used to pay down the mortgage loan. In February 2004, the OP amended the mortgage loan to unsecure the properties and reduced the interest rate to LIBOR plus 1.25% from LIBOR plus 1.50% (2.62% at December 31, 2003). The loan calls for quarterly principal amortization of $0.25 million through April 2005 and thereafter $0.45 million per quarter until maturity. In December 2000, the OP entered into an interest rate swap agreement to hedge against unfavorable fluctuations in LIBOR rates by fixing the interest rate at 7.26% until January 2006. During the years ended December 31, 2003 and 2002, the OP recognized interest expense of $3.1 million and $2.7 million, respectively on the hedge that is included in interest expense in the accompanying financial statements.

(3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the year ended December 31, 2003, the OP recognized approximately $120,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

(4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the years ended December 31, 2003 and 2002, the OP recognized $0.5 million and $0.4 million, respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

(5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the year ended December 31, 2003, the OP recognized approximately $144,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt (continued)

Mortgage Debt (continued)

Following is a schedule of the estimated fair value of the OP’s debt using current broker quotations at December 31, 2003, (in thousands):

                                                 Carrying         Principal         Estimated
             Description                           Value           Balance         Fair Value
             --------------------------------  --------------   ---------------   --------------

             Fixed Rate Debt...............       $945,962         $938,959        $1,043,232

             Variable Rate Debt............        265,510          265,510           265,510

Interest paid, excluding amounts capitalized, was $70.2 million, $47.5 million and $34.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Following is a schedule of the OP’s debt maturities, including debt premium amortization, at December 31, 2003, (in thousands):

                    2004............   $  107,873
                    2005............      163,095
                    2006............        9,829
                    2007............      135,442
                    2008............      157,145
                    Thereafter......      638,088
                                        -------------
                                       $1,211,472
                                        =============

11. Financial Instruments: Derivatives and Hedging

In the normal course of business, the OP is exposed to the effect of interest rate changes. The OP limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the OP’s financial assets with interest rates on related debt, and manage the cost of borrowing obligations. For foreign currency exposures, derivatives are used primarily to align movements between currency rates to protect forecasted returns of fees to the U.S.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

11. Financial Instruments: Derivatives and Hedging (continued)

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. Unrealized gains and losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to Accumulated Other Comprehensive Income to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings through interest expense. This reclassification occurs over the same time period in which the hedged items affect earnings. The OP hedges its exposure to variability in future cash flows for forecasted transactions other than those associated with existing floating-rate debt over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings. During 2003, the OP paid down approximately $5.0 million of hedged debt and reclassed approximately $0.5 million out of accumulated other comprehensive loss to other expenses. The ineffective portion of the hedge will be marked to market through earnings.

The notional value and fair value of the swap provide an indication of the extent of the OP’s involvement in financial derivative instruments at December 31, 2003. It does not represent exposure to credit, interest rate or market risks. At December 31, 2003, and 2002, the swap was reported at its fair value and classified as other liabilities in the accompanying financial statements of $4.8 million and $6.7 million, respectively. Within the next twelve months, the OP expects to reclassify to earnings approximately $2.7 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

                                              As of December 31, 2003
                        Hedge Type             Notional Value    Rate            Maturity        Fair Value
                       -----------            ----------------   -----           --------        -----------
                   Swap, Cash Flow             $66.5 mil        5.7625%           1/1/06         ($4.8 mil)

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

During 2001, the OP entered into a yen forward contract with a notional value of $1.4 million and a fair value of $40,000 as a hedge against its yen-denominated receivable. During the year ended December 31, 2001 the receivable and yen forward contract were settled and the OP received $1.4 million.

12. Preferred Units

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units (“Preferred Units”) to an institutional investor. The private placement took the form of 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units may be called at par on or after September 2004, have no stated maturity or mandatory redemption and pay a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units are exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. Activity related to the Preferred Units is included in partner’s capital account.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

13. Preferred Stock

In October 1997, the Company issued 1.0 million shares of non-voting 8.375% Series A Cumulative Redeemable Preferred Stock (the “Preferred Stock”), par value $0.01 per share, having a liquidation preference of $50 per share. The Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. The Preferred Stock is redeemable on or after October 15, 2027, at the OP’s option.

During the year ended December 31, 2002, the Company redeemed and retired 136,500 shares of Preferred Stock at a net price of $47 per share and 66,552 shares at a net share of $47.25 per share.

14. Common Stock

In June 2003, the Company sold 1.2 million shares of common stock at a price of $42.10 per share, yielding net proceeds after expenses of $49.4 million, which were used to fund the Crossings acquisition.

In November 2002, the Company sold 3.5 million shares of common stock at a price of $34.65 per share, yielding net proceeds after expenses of $118.8 million, which were used to fund the NPXL acquisition.

On May 1, 2002, the Company declared a 2-for-1 stock split on the Company’s common shares. The stock dividend was paid May 28, 2002, to stockholders of record on May 14, 2002.

15. Lease Agreements

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2004 to 2020. Most leases are renewable for five years after expiration of the initial term at the lessee’s option. Future minimum lease receipts under non-cancelable operating leases at December 31, 2003, exclusive of renewal option periods, were as follows (in thousands):

                2004...................   $ 252,259
                2005...................     230,216
                2006...................     196,693
                2007...................     162,283
                2008...................     129,848
                Thereafter.............     309,278
                                         ----------
                                         $1,280,577
                                         ==========

In 1987, a predecessor partnership entered into a lease agreement for property in California. Land was estimated to be approximately 37% of the fair market value of the property, and accordingly the portion of the lease attributed to land was classified as an operating lease. The portion attributed to building was classified as a capital lease as the present value of payments related to the building exceeded 90% of its fair value at inception of the lease. The initial lease term was 25 years with two options of 5 and 4.5 years, respectively. The lease provided for additional rent based on specific levels of income generated by the property. No additional rental payments were incurred during 2003, 2002 or 2001. The OP terminated the lease agreement and recognized a $0.1 million gain on the termination.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

15. Lease Agreements (continued)

Operating Leases

Future minimum rental payments under operating leases for administrative offices at December 31, 2003, are as follows (in thousands):

                            2004.............      $1,480
                            2005.............         916
                            2006.............          52
                                               -----------
                                                   $2,448
                                               ===========

Rental expense amounted to $1.4 million for the years ended December 31, 2003 and 2002, and $0.8 million for the year ended December 31, 2001.

Capital Lease

A leased property included in rental properties at December 31, 2002 consisted of the following (in thousands):

        Building.....................................         $6,796
        Less accumulated amortization................         (5,865)
                                                         ------------
        Leased property, net.........................        $  931
                                                         ============

Amortization expense on capital lease of $0.9 million for the year ended December 31, 2003 and $0.3 million for the years ended December 31, 2002 and 2001, is included in depreciation and amortization expense in the financial statements.

Ground Lease

In connection with the 2003 and 2002 property acquisitions, the OP acquired six properties subject to ground leases that were assumed by the OP. These ground leases have termination dates ranging from 2007 to 2087 and allow for renewal terms of 4 to 30 years.

Future minimum lease payments under ground leases at December 31, 2003, exclusive of renewal option periods were as follows (in thousands):

                      2004.................    $     819
                      2005.................          819
                      2006.................          822
                      2007.................          811
                      2008.................        1,547
                      Thereafter...........       17,368
                                           --------------
                                                 $22,186
                                           ==============

CPG Partners, L.P.
Notes to Consolidated Financial Statements

16. Commitments and Contingencies

In connection with the Simon-Ventures, the OP has committed to provide 50% of the development costs or approximately $48.0 million to Simon-Las Vegas and $46.0 million to Simon-Chicago. As of December 31, 2003, the OP had contributed $44.7 million to Simon-Las Vegas and $26.7 million to Simon-Chicago.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of December 31, 2003, are as follows (in thousands):

                    Total Facility                                           Outstanding
                   ----------------                                         -------------
                                                                                              Due     Interest
          Yen        US $ Equivalent         Yen         US $ Equivalent    US $ Guarantee    Date     Rate
    --------------  -----------------     -----------    ---------------    ---------------    ----- --------
4.0 billion (1)      $37.3 million      0.9 billion       $8.4 million      $ 8.4 million     2004    1.31%
3.8 billion (2)       35.4 million      3.2 billion       30.0 million       12.0 million     2015    2.20%
0.6 billion (2)        5.6 million      0.5 billion       4.7 million         1.9 million     2012    1.50%

(1) Facility entered into by an equity investee of the OP and has a one-year extension option; until April 1, 2005.

(2) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003 and the center is scheduled to open in late 2004. The OP is responsible for financing its share of project costs of approximately $15.0 million. As of December 31, 2003, the OP had contributed $2.5 million. In January 2004, an affiliate of the OP entered into a Peso denominated credit facility which is guaranteed by the OP to fund its share of construction costs.

As of December 31, 2003, the OP had provided limited debt service guarantees of approximately $17.1 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion.

At December 31, 2003, other assets include $8.8 million and accrued expenses and other liabilities include $17.6 million related to the 2002 deferred unit incentive program which may be paid to certain key officers in 2007.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

17. Related Party Information

In 1999, the OP established a $6.0 million secured loan facility that expires in June 2004 for the benefit of certain unitholders. Each borrower issued a note that is secured by OP units, bears interest at a rate of LIBOR plus 200 basis points per annum payable quarterly and is due by the facility expiration date. At December 31, 2003, the $2.2 million note receivable from related parties represents a loan made to a unitholder, who is also an officer and director of the OP. During the year ended December 31, 2003, the OP received $1.1 million from a unitholder in full repayment of his loan. Effective June 2002, the OP changed its policy to eliminate new loans to directors and officers.

The OP leased space to related parties of approximately 56,000 square feet during the year ended December 31, 2001. Rental income from those tenants, including reimbursement for taxes, common area maintenance and advertising, totaled $2.1 million during the year ended December 31, 2001.

In August 1997, the OP and one of its directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination, the director will be entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the OP in Japan during the previously mentioned four year period. Fees paid under this agreement totaled $0.3 million for the year ended December 31, 2003. These fees are included in investment in affiliates in the accompanying financial statements. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board approved during 2003, is expected to be paid in 2004.

18. Employee Stock Purchase Plan

The Company’s Board of Directors and unitholders approved an Employee Stock Purchase Plan (the “Purchase Plan”), effective July 1, 1998. The Purchase Plan covers an aggregate of 1.0 million shares of common stock. Eligible employees have been in the employ of the OP or a participating subsidiary for five months or more and customarily work more than 20 hours per week. The Purchase Plan excludes employees who are “highly compensated employees”, as defined, or own 5% or more of the voting interest of the Company’s stock. Eligible employees will purchase shares through automatic payroll deductions up to a maximum of 10% of weekly base pay. The Purchase Plan will be implemented by consecutive three-month offerings (each an “Option Period”). The price at which shares may be purchased shall be the lower of (a) 85% of the fair market value of the stock on the first day of the Option Period or (b) 85% of the fair market value of the stock on the last day of the Option Period. As of December 31, 2003, 118 employees were enrolled in the Purchase Plan and $10,000 in expenses has been incurred and is included in the OP’s general and administrative expense. The Purchase Plan will terminate in July 2008 unless terminated earlier by the Board of Directors.

CPG Partners, L.P. Notes to Consolidated Financial Statements

19. 401(k) Plan

The OP maintains a defined contribution 401(k) savings plan (the “Plan”), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing six months of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution which currently excludes certain officers, in an amount not to exceed 100% of each participant’s first 6% of yearly compensation to the Plan. Matching contributions of approximately $156,000 in 2003, $96,000 in 2002 and $128,000 in 2001 are included in the OP’s general and administrative expense in the accompanying financial statements.

20. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per share amounts, for each quarter during 2003 and 2002:

                                                   March 31         June 30        September 30         December 31
                                                  ------------    ------------   ------------------  -----------------
2003
Base rental revenue............................     $59,159         $59,461              $63,645          $  65,629
Total revenues.................................      83,282          86,609               92,203            110,171
Net income available to common
  unitholders..................................      21,762          29,079               29,272             35,161

Net income per weighted average
   common unit.................................       $0.44           $0.59                $0.58              $0.69

2002
Base rental revenue............................     $37,629         $42,458              $46,100          $  52,111
Total revenues.................................      55,395          63,844               70,387             88,863
Net income (loss) available to common unitholders
                                                     13,880          15,631               28,228             (9,155)
Net income(loss) per weighted average
   common unit.................................       $0.32           $0.35                $0.64             $(0.20)

CPG Partners, L.P.
Notes to Consolidated Financial Statements

21. Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 “Disclosures About Segments of an Enterprise and Related Information” it has three reportable real estate segments: premium domestic, other domestic and international in 2003 and 2002. The OP evaluates real estate performance and allocates resources based on Net Operating Income (“NOI”) defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The real estate business segments meet the quantitative threshold for determining reportable segments:

 For the years ended:                      Premium          Other
(in thousands)                            Domestic          Domestic      International       Other         Total
--------------------------------------------------------------------------------------------------------------------
                                                              (2)              (3)             (4)
Total revenues (1)
     December 31, 2003.............       $ 266,944       $104,797          $    -           $  524     $ 372,265
     December 31, 2002.............         224,701         48,306               -            5,482       278,489

Interest income(1)
     December 31, 2003.............           1,015             35               -              156         1,206
     December 31, 2002.............           1,169            124               -              358         1,651

Income (loss) from unconsolidated
investments
     December 31, 2003.............           2,432              -           8,574          (2,518)        8,488
     December 31, 2002.............           5,641              -          15,072         (47,756)      (27,043)

NOI
     December 31, 2003.............         196,444         70,386          15,449         (12,985)      269,294
     December 31, 2002.............         176,001         30,664           7,891         (12,216)      202,340

Fixed asset additions
     December 31, 2003.............          17,404        239,519               -            1,006      257,929
     December 31, 2002.............         398,933        309,540               -              795      709,268

Total assets
     December 31, 2003.............       1,341,535        501,093          29,306           98,480    1,970,414
     December 31, 2002.............       1,262,190        394,984          16,077           29,779    1,703,030
(1)	Excludes revenue for St. Helena, Mesa and American Tin Cannery properties which are classified as discontinued operations.

(2)	Approximately 16% and 23% of the GLA is occupied by and approximately 9% and 12% of annual base rent is derived from one tenant during the 2003 and 2002 periods, respectively.

(3)	Principally comprised of the OP's interest in Chelsea Japan.

(4)	Includes corporate overhead assets and results from Chelsea Interactive.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

21. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the years ended December 31, 2003 and 2002 (in thousands):

                                                                       2003              2002
                                                                --------------   --------------
Segment NOI..................................................      $269,294         $202,340
Interest expense - consolidated..............................       (69,215)         (48,693)
Interest expense - unconsolidated investments................          (886)            (556)
Depreciation expense - consolidated..........................       (73,651)         (58,275)
Depreciation expense - unconsolidated investments                    (4,069)          (4,166)
Depreciation expense - Chelsea Interactive...................            -            (8,271)
Impairment loss- Chelsea Interactive.........................            -           (34,370)
Income tax - unconsolidated investments......................        (2,640)          (1,378)
Gain/(loss) on sale of centers...............................         5,625              312
Gain on sale, net of writedown - International...............            -            10,911
                                                                --------------   --------------
Net income...................................................      $124,458         $ 57,854
                                                                ==============   ==============

22. Non-Cash Investing and Financing Activities

In December 2003, 2002 and 2001, the OP declared quarterly distributions per unit of $0.535, $0.485, and $0.390, respectively (assumes May 2002, 2-for-1 unit split occurred on January 1, 2001). The limited partners’ distributions were paid in January of each subsequent year.

In connection with the Crossings and Las Vegas acquisitions, the OP assumed approximately $64.1 million and $26.3 million, respectively, in mortgage loans payable.

In connection with the buyout of Simon’s 50% interest in Simon-Orlando in April 2002, the OP assumed additions of approximately $68.9 million in rental properties, $6.5 million in accumulated depreciation, $8.8 million in other assets, $3.2 million in other liabilities and $59.4 million in mortgage debt.

In connection with the buyout of Fortress’ 51% interest in F/C Acquisition in August 2002, the OP assumed additions of approximately $207.0 million in rental properties, $9.4 million in accumulated depreciation, $11.7 million in other assets and $5.3 million in other liabilities and $168.7 million in mortgage debt.

In connection with the purchase of the JMJ properties in November 2002, the OP issued 1.3 million units with an assigned value of $44.6 million.

In connection with the Konover acquisition in 2001, the OP assumed approximately $131.0 million in REMIC and mortgage loans payable.

CPG Partners, L.P.
Schedule III-Consolidated Real Estate and Accumulated Depreciation
for the year ended December 31, 2003 (in thousands)

                                                                   Cost Capitalized           Step-Up Related
                                                               (Disposed of) Subsequent       to Acquisition
                                                                    to Acquisition            of Partnership
                                     Initial Cost to Company        (Improvements)             Interest (1)
                                     -----------------------        --------------             ------------
                                                 Buildings,                Buildings,                 Buildings,
   Description           Encum-                Fixtures and              Fixtures and               Fixtures and
Outlet Center Name       brances      Land       Equipment      Land       Equipment       Land      Equipment
------------------       -------      ----       ---------      ----       ---------       ----      ---------
Woodbury Common, NY            -    $4,448         $16,073    $4,967        $127,871        $ -            $ -
Orlando, FL (6)                -     9,946          65,711       300           1,151      7,957         31,829
Gilroy, CA (6)               (4)    17,053          84,641         2             840      1,812          8,840
Wrentham, MA                   -       157           2,817     3,842          84,595          -              -
Waikele, HI                    -    22,800          54,357         -           3,374          -              -
Leesburg, VA                   -     6,296               -      (811)         71,995          -              -
Desert Hills, CA               -       975               -     2,376          67,366        830          4,936
Michigan City, IN (6)        (4)     7,264          60,107         -             885        772          6,243
Camarillo, CA                  -     4,000               -    10,696          58,254          -              -
Osage Beach, MO (6)            -    10,395          58,701         -           1,869          -              -
Jackson, NJ (6)                -    10,302          58,178         -             339          -              -
Albertville, MN (6)            -    15,794          45,977     2,851          12,029          -              -
North Georgia, GA              -     2,960          34,726      (223)         22,252          -              -
Waterloo, NY (6)             (4)     5,258          42,942         -             670        559          4,519
Clinton, CT                    -     4,124          43,656       202           1,674          -              -
Allen, TX                      -     8,938           2,068      (834)         37,203          -              -
Vacaville, CA                  -     9,683          38,850        18           1,921          -              -
Folsom, CA                   (2)     4,169          10,465     2,692          27,140          -              -
Carolina Outlet (I), NC        -     6,220          24,860      (181)            794          -              -
Carolina Outlet (II), NC     (5)         -           7,862         -             305          -              -
Petaluma Village, CA           -     3,735               -     2,959          32,370          -              -
St. Augustine, FL (6)          -     5,783          32,658         -             585          -              -
Liberty Village, NJ            -       345             405     1,499          23,159     11,015          2,195
Napa, CA                     (2)     3,456           2,113     7,908          19,756          -              -
Kittery (I), ME (6)      (4) (5)     2,143          23,985         6             289        228          2,354
Kittery (II), ME               -       567           2,265         -              92          -              -
Johnson Creek, WI (6)          -     4,648          26,341         3             113          -              -
Aurora, OH                     -       637           6,884     1,055          23,023          -              -
Edinburgh, IN (6)              -     5,415          21,659         -           2,118          -              -
North Bend, WA                 -     4,735          18,925       (83)           (283)         -              -
The Crossings, PA            (7)    17,187          97,443        35            (597)         -              -
Las Vegas Outlet, NV         (8)    15,930          90,270        19          (3,915)         -              -
Branson II (6)                 -     2,892          16,332         -             270          -              -
Columbia Gorge, OR           (2)       934               -       428          13,845        497          2,647
Santa Fe, NM                   -        74               -     1,300          12,188        491          1,772
American Tin Cannery, CA       -         -           8,621         -          (8,621)         -              -
Patriot Plaza, VA              -       789           1,854       976           4,081          -              -
Corporate Offices, NJ, CA      -         -              60         -           7,542          -              -
St. Helena, CA                 -     1,029           1,522    (1,067)         (1,600)        38             78
Poconos, PA                    -       330               -         -               -          -              -
Tinton Falls, NJ               -       110               -         -               -          -              -
Chicago, IL                    -       465               -      (465)              -          -              -
Las Vegas, NV                  -       405               -      (405)              -          -              -
Other retail             (3) (5)    15,406          64,911    (2,885)         (6,986)         -              -
                         -------------------------------------------------------------------------------------
            (2)(3)(4)    385,634  $237,797      $1,068,239   $37,180        $639,955    $24,199        $65,413
                         -------------------------------------------------------------------------------------

                              Gross Amount Carried
                               at Close of Period                                                   Life Used to
                               December 31, 2003                                                       Compute
                               -----------------                                                    Depreciation
                                        Buildings,                                                    in Latest
   Description                        Fixtures and              Accumulated          Date of            Income
Outlet Center Name           Land      Equipment       Total   Depreciation       Construction        Statement
------------------           ----      ---------       -----   ------------       ------------        ---------
Woodbury Common, NY        $9,415       $143,944    $153,359      $57,875      '85, '93, '95, '98         40
Orlando, FL (6)            18,203         98,691     116,894       14,161             '00                 40
Gilroy, CA (6)             18,867         94,321     113,188        7,270     '90,'91,'92,'94,'95         40
Wrentham, MA                3,999         87,412      91,411       23,735           '95, '00              40
Waikele, HI                22,800         57,731      80,531       13,190             '98                 40
Leesburg, VA                5,485         71,995      77,480       19,090           '96-'00               40
Desert Hills, CA            4,181         72,302      76,483       31,164    '90, '94-'95, '97-'98        40
Michigan City, IN (6)       8,036         67,235      75,271        5,220  '87,'88,'89,'91,'94,'95,'97    40
Camarillo, CA              14,696         58,254      72,950       18,584           '94-'99               40
Osage Beach, MO (6)        10,395         60,570      70,965        1,543           '87-'90               40
Jackson, NJ (6)            10,302         58,517      68,819        1,463           '97,'98               40
Albertville, MN (6)        18,645         58,006      76,651        1,529           '00,'01               40
North Georgia, GA           2,737         56,978      59,715       19,816           '95-'99               40
Waterloo, NY (6)            5,817         48,131      53,948        3,716         '95,'96,'97             40
Clinton, CT                 4,326         45,330      49,656       18,533           '95-'96               40
Allen, TX                   8,104         39,271      47,375        6,520            '99-'01              40
Vacaville, CA               9,701         40,771      50,472        2,333         '88,'91,'92             40
Folsom, CA                  6,861         37,605      44,466       13,425  '90, '92, '93, '96-'97,'00     40
Carolina Outlet (I), NC     6,039         25,654      31,693        1,528       '87,'95,'96,'99           40
Carolina Outlet (II), NC        -          8,167       8,167          502       '87,'95,'96,'99           40
Petaluma Village, CA        6,694         32,370      39,064       11,742         '93, '95-'96            40
St. Augustine, FL (6)       5,783         33,243      39,026          846           '90-'92               40
Liberty Village, NJ        12,859         25,759      38,618        9,492         '81, '97-'98            30
Napa, CA                   11,364         21,869      33,233        8,275         '62, '93, '95           40
Kittery (I), ME (6)         2,377         26,628      29,005        2,234             '86                 40
Kittery (II), ME              567          2,357       2,924          139       '10,'84,'89,'95           40
Johnson Creek, WI (6)       4,651         26,454      31,105          873         '98,'99,'01             40
Aurora, OH                  1,692         29,907      31,599       10,777     '90, '93, '94, '95          40
Edinburgh, IN (6)           5,415         23,777      29,192        1,020           '89,'95               40
North Bend, WA              4,652         18,642      23,294        1,088           '90,'95               40
The Crossings, PA          17,222         96,846     114,068        1,418             '03                 40
Las Vegas Outlet, NV       15,949         86,355     102,304          964             '03                 40
Branson II (6)              2,892         16,602      19,494          421           '88,'94               40
Columbia Gorge, OR          1,859         16,492      18,351        6,371           '91, '94              40
Santa Fe, NM                1,865         13,960      15,825        4,874           '93, '98              40
American Tin Cannery, CA        -              -           -            -           '87, '98               0
Patriot Plaza, VA           1,765          5,935       7,700        2,638        '86, '93, '95            40
Corporate Offices, NJ, CA       -          7,602       7,602        4,824              -                   5
St. Helena, CA                  -              -           -            -             '83                 40
Poconos, PA                   330              -         330            -              -                   0
Tinton Falls, NJ              110              -         110            -              -                   0
Chicago, IL                     -              -           -            -              -                  40
Las Vegas, NV                   -              -           -            -              -                  40
Other retail               12,521         57,925      70,446        3,213           various               40
                         -----------------------------------------------
            (2)(3)(4)    $299,176     $1,773,607  $2,072,783    $332,406
                         -----------------------------------------------

        The aggregate cost of the land, buildings, fixtures and equipment for federal tax purposes was approximately $1,754 million at December 31, 2003.

(1)	As part of the formation transaction assets acquired for cash have been accounted for as a purchase. The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.

(2)	Projects encumbered by mortgage totaling $61.5 million at December 31, 2003.

(3)	Projects encumbered by mortgage totaling $70.5 million at December 31, 2003.

(4)	Projects encumbered by mortgage totaling $164.7 million at December 31, 2003.

(5)	Project held under long term land lease.

(6)	Purchase price has been tentatively allocated.

(7)	Projects encumbered by mortgage totaling $63.5 million at December 31, 2003.

(8)	Projects encumbered by mortgage totaling $25.5 million at December 31, 2003.

CPG Partners, L.P.
Schedule III–Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate:

                                                          Year ended December 31,
                                                              2003                 2002
                                                    ------------------   -----------------

Balance, beginning of period......................      $1,837,174           $1,127,906
Additions.........................................         268,318              719,857
Dispositions and other............................         (32,709)             (10,589)
                                                    ------------------   -----------------
Balance, end of period............................      $2,072,783           $1,837,174
                                                    ==================   =================

The changes in accumulated depreciation:

                                                          Year ended December 31,
                                                              2003                 2002
                                                    ------------------   ----------------

Balance, beginning of period......................        $284,239             $217,462
Additions.........................................          67,023               53,065
Consolidation of properties previously held as
investments in unconsolidated affiliates..........               -               15,977
Dispositions and other............................         (18,856)              (2,265)
                                                    ------------------   ----------------
Balance, end of period............................        $332,406             $284,239
                                                    ==================   ================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th of March, 2004.

CPG Partners, L.P. By: /s/ David C. Bloom David C. Bloom, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature                                    Title                               Date
               ---------                                    ------                              -----

          /s/ David C. Bloom                        Chairman of the Board                  March 12, 2004
      __________________________                 and Chief Executive Officer
             David C. Bloom

         /s/ William D. Bloom                          Vice Chairman                       March 12, 2004
      __________________________
            William D. Bloom

          /s/ Leslie T. Chao                              President                        March 12, 2004
      __________________________
             Leslie T. Chao

         /s/ Michael J. Clarke                   Chief Financial Officer and               March 12, 2004
      __________________________                   Chief Accounting Officer
             Michael J. Clarke

         /s/ Brendan T. Byrne                              Director                        March 12, 2004
      __________________________
            Brendan T. Byrne

          /s/ Robert Frommer                               Director                        March 12, 2004
      __________________________
              Robert Frommer

         /s/ Barry M. Ginsburg                             Director                        March 12, 2004
      __________________________
            Barry M. Ginsburg

      /s/ Philip D. Kaltenbacher                           Director                        March 12, 2004
      __________________________
         Philip D. Kaltenbacher

        /s/ Reuben S. Leibowitz                            Director                        March 12, 2004
      __________________________
           Reuben S. Leibowitz