Form 10-K/A
period 2003-12-31
CPG PARTNERS LP
filed 2004-03-18
CIK 1002235

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

CPG Partners, L.P.
Consolidated
Balance Sheets (In thousands)

                                                                           December 31,
                                                                        2003              2002
                                                                ----------------- --------------
Assets:
Rental properties:
     Land.....................................................     $ 299,176      $   266,461
     Depreciable property.....................................     1,773,607        1,570,713
                                                                  ----------       ----------

Total rental property.........................................     2,072,783        1,837,174
Accumulated depreciation......................................      (332,406)        (284,239)
                                                                  ----------        ---------

Rental properties, net........................................     1,740,377        1,552,935
Cash and cash equivalents.....................................        18,476           22,551
Restricted cash - escrows.....................................         6,456            3,455
Tenant accounts receivable (net of allowance for doubtful
    accounts of $1,615 in 2003 and $2,593 in 2002)............        11,631            7,762
Deferred rent receivable......................................        25,018           18,778
Property held for sale........................................         3,500                -
Investments in unconsolidated affiliates......................       107,068           47,997
Notes receivable-related parties..............................         2,151            2,746
Deferred costs, net...........................................        22,989           16,706
Other assets..................................................        32,748           30,100
                                                                  ----------        ---------
Total assets..................................................    $1,970,414        $1,703,030
                                                                  ==========        ==========

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt......................................    $  204,035        $ 103,035
     Unsecured notes..........................................       621,803          621,330
     Mortgage debt............................................       385,634          306,455
     Construction payables....................................         7,668            8,046
     Accounts payable and accrued expenses....................        59,738           45,077
     Accrued distribution payable.............................         5,131            4,927
     Other liabilities........................................        20,871           18,886
                                                                  ----------        ---------
Total liabilities.............................................     1,304,880        1,107,756

Commitments and contingencies

Partners' capital:
General partner units outstanding, 43,592 in 2003 and 41,485
in 2002.......................................................        524,295          462,127
Limited partners units outstanding 7,356 in 2003 and 7,563
in 2002.......................................................         81,934           77,094
Preferred partners units outstanding, 1,300 in 2003
and 2002......................................................         63,315           63,315
Officer loan..................................................              -             (488)
Accumulated other comprehensive loss .........................         (4,010)          (6,774)
                                                                  ------------      -----------
 Total partners' capital.......................................       665,534          595,274
                                                                  ------------      -----------
 Total liabilities and partners' capital.......................    $1,970,414       $1,703,030
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
                                                    ==================   ================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th of March, 2004.

CPG Partners, L.P. By: /s/ Michael J. Clarke Michael J. Clarke, Chief Financial Officer