Form 10-Q
period 2004-03-31
CPG PARTNERS LP
filed 2004-05-14
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)	Page

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	2

Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003	3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004, and 2003	4

Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures	27

Officer Certifications	28

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                   March 31,          December 31,
                                                                                      2004               2003
                                                                                ----------------   ----------------
                                                                                  (Unaudited)
Assets:
Rental properties:
     Land..................................................................           $299,406          $ 299,176
     Depreciable property..................................................          1,782,729          1,773,607
                                                                                ----------------   -----------------
Total rental property......................................................          2,082,135          2,072,783
Accumulated depreciation...................................................           (348,087)          (332,406)
                                                                                ----------------   -----------------
Rental properties, net.....................................................          1,734,048          1,740,377
Cash and cash equivalents..................................................             16,296             18,476
Restricted cash-escrows....................................................              5,302              6,456
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,242 in 2004 and $1,615 in 2003)...........................              4,298             11,631
Deferred rent receivable...................................................             26,117             25,018
Property held for sale.....................................................              3,500              3,500
Investments in unconsolidated affiliates...................................            123,026            107,068
Notes receivable-related parties...........................................             17,295              2,151
Deferred costs, net........................................................             20,828             22,989
Other assets...............................................................             33,683             32,748
                                                                                ----------------   ----------------
Total assets...............................................................         $1,984,393         $1,970,414
                                                                                ================   =================
Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................          $ 162,870          $ 204,035
     Unsecured notes.......................................................            721,451            621,803
     Mortgage debt.........................................................            322,227            385,634
     Construction payables.................................................              6,244              7,668
     Accounts payable and accrued expenses.................................             51,038             59,738
     Accrued distribution payable..........................................             31,946              5,131
     Other liabilities.....................................................             19,508             20,871
                                                                                ----------------   -----------------
Total liabilities..........................................................          1,315,284          1,304,880
                                                                                ----------------   -----------------

Commitments and contingencies
Partners' capital:
General partner units outstanding, 44,036 in 2004 and 43,592 in 2003.......            529,160            524,295
Limited partners' units outstanding, 7,233 in 2004 and 7,356 in 2003.......             80,280             81,934
Preferred partner units outstanding, 1,300 in 2004 and 2003................             63,315             63,315
Accumulated other comprehensive loss ......................................             (3,646)            (4,010)
                                                                                ----------------   -----------------
Total partners' capital....................................................            669,109            665,534
                                                                                ----------------   -----------------
Total liabilities and partners' capital....................................         $1,984,393         $1,970,414
                                                                                ================   =================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
for the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands, except per unit data)

                                                                                   2004             2003
                                                                                -------------   ---------------
Revenues:
   Base rent................................................................     $65,644          $59,159
   Percentage rent..........................................................       4,806            4,121
   Expense reimbursements...................................................      20,729           18,553
   Other income.............................................................       1,923            1,449
                                                                                -------------   ---------------
Total revenues..............................................................      93,102           83,282
                                                                                -------------   ---------------
Expenses:
   Operating and maintenance................................................      25,101           22,521
   Depreciation and amortization............................................      17,816           17,283
   General and administrative...............................................       3,590            2,202
   Other....................................................................       2,436            2,195
                                                                                -------------   ---------------
Total expenses..............................................................      48,943           44,201
                                                                                -------------   ---------------

Income before unconsolidated investments, interest expense
 and discontinued operations................................................      44,159           39,081

Income from unconsolidated investments......................................       5,042            1,451
Interest expense............................................................     (18,650)         (16,775)
                                                                                -------------  ---------------
Income from continuing operations...........................................      30,551           23,757
Income from discontinued operations.........................................           -              301
                                                                                -------------  ---------------
Net income..................................................................      30,551           24,058
Preferred unit requirement..................................................      (2,296)          (2,296)
                                                                                -------------  ---------------
Net income available to common unitholders..................................     $28,255          $21,762
                                                                                 ============= ===============
Net income to common unitholders:
     General partner........................................................     $24,208          $18,413
     Limited partners.......................................................       4,047            3,349
                                                                                -------------  ---------------
Total.......................................................................     $28,255          $21,762
                                                                                =============  ===============
Net income per common unit:
     General partner........................................................       $0.55            $0.44
     Limited partners.......................................................       $0.55            $0.44

Weighted average units outstanding:
     General partner........................................................      43,746           41,570
     Limited partners.......................................................       7,314            7,561
                                                                                 -------------    ---------------
Total.......................................................................      51,060           49,131

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(In thousands)

                                                                             2004             2003
                                                                       -------------    ------------
   Cash flows from operating activities
   Net income......................................................     $ 30,551            $24,058

   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization................................       17,816            17,632
      Equity in earnings of unconsolidated investments in
              excess of distributions..............................       (1,590)             (261)
     Additions of deferred leasing costs...........................         (337)                -
     Other operating activities....................................         (976)             (253)
     Changes in assets and liabilities:
           Straight-line rent......................................       (1,364)           (1,760)
           Due from affiliates.....................................        2,207            (1,185)

           Other assets............................................        6,717             4,951

           Accounts payable and other liabilities..................       (8,923)           (4,769)
                                                                       -------------     --------------
   Net cash provided by operating activities.......................       44,101            38,413
                                                                       -------------     --------------

   Cash flows from investing activities
   Additions to rental properties..................................       (8,261)           (8,361)
   Additions to investments in unconsolidated affiliates...........      (14,187)          (11,577)
   Distributions from investments in unconsolidated
         affiliates in excess of earnings..........................          185                 -

   Additions to deferred development costs.........................         (405)             (113)
   Payments from related parties...................................            -                27
                                                                       -------------     --------------
   Net cash used in investing activities...........................      (22,668)          (20,024)
                                                                       -------------     --------------

   Cash flows from financing activities
   Debt proceeds...................................................      107,534                  -
   Debt repayment..................................................     (129,951)           (17,207)
   Net proceeds from sale of the Company's common stock............        5,717              3,536
   Distributions...................................................       (6,242)            (5,967)
   Additions to deferred financing costs...........................         (671)              (278)
                                                                       --------------    --------------
   Net cash used in financing activities...........................      (23,613)           (19,916)
                                                                       --------------    --------------

   Net decrease in cash and cash equivalents.......................       (2,180)            (1,527)
   Cash and cash equivalents, beginning of period..................       18,476             22,551
                                                                       ---------------   --------------
   Cash and cash equivalents, end of period........................     $ 16,296            $21,024
                                                                       ===============   ==============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is 85.9% owned and managed by its sole general partner, Chelsea Property Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of March 31, 2004, the OP wholly or partially-owned 61 centers in 31 states and Japan containing approximately 16.3 million square feet of gross leasable area ("GLA"); the OP's portfolio comprised 39 Domestic and International Outlet centers containing 13.5 million square feet of GLA (the "Outlets") and 22 other centers containing approximately 2.8 million square feet of GLA ("Other Retail") (collectively the "Properties"). The OP's Outlets generated approximately 98% and 96% of the OP's real estate net operating income for the three months ended March 31, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of March 31, 2004, was approximately as follows:

                                   Number of units          % of total units
                                ------------------        ------------------

       General Partner                  44,036,000                    85.9%
       Limited Partners                  7,233,000                    14.1%
                                -------------------       --------------------
       Total                            51,269,000                   100.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP's Annual Report on Form 10-K for the year ended December 31, 2003.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation (continued)

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. As of March 31, 2004, the OP has determined that it does not have any variable interest in any VIEs.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. Investments in Affiliates

The OP holds interests in several domestic and international joint ventures. Non-controlling investments are accounted for under the equity method. Equity in earnings or losses of these affiliates, and related management, advisory, license, leasing and guarantee fees earned, are included in income from unconsolidated investments in the accompanying financial statements.

As of March 31, 2004, the OP's interests in joint ventures included a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon Property Group, Inc. ("Simon") (collectively "Simon-Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates; minority interests in-various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"); and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock of Chelsea Interactive.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2. Investments in Affiliates (continued)

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs of approximately $15.0 million. As of March 31, 2004, the OP had contributed $8.9 million. In January 2004, an affiliate of the OP entered into a 180 million peso-denominated credit facility, which is guaranteed by the OP to fund its share of construction costs. Borrowings under the credit facility were contributed to the joint venture.

In March 2004, Chelsea Japan opened its fourth project, the 187,000 square-foot first phase of Tosu Premium Outlets located approximately 20 miles south of Fukuoka, Japan's fourth largest city. Chelsea Japan owns and operates three other centers: Gotemba Premium Outlets, a 390,000 square-foot property located 60 miles west of Tokyo; Rinku Premium Outlets, a 250,000 square-foot property located near Osaka, scheduled to expand by an additional 70,000 square feet in late 2004; and Sano Premium Outlets, a 178,000 square-foot property located 40 miles north of Tokyo, scheduled to be expanded by 51,000 square feet in mid-2004.

In June 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened on August 1, 2003.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Simon-Chicago, a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago. The center is scheduled to open in June 2004. The OP is responsible for financing its 50% share of the development costs, which are expected to be approximately $45.0 million. As of March 31, 2004, the OP had contributed $32.9 million and capitalized interest and other costs of $2.7 million.

At March 31, 2004, the OP had minority interests ranging from 3% to 8%, in several outlet centers and outlet development projects in Europe. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million.

On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive's largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004. No gain or loss from Chelsea Interactive was recorded during the three months ended March 31, 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at March 31, 2004 (in thousands):

                                                  Chelsea        Simon          Chelsea
                                                   Japan       Ventures          Mexico         Other         Total
                                                ----------    --------------    ----------     ---------    ------------
Balance December 31, 2003.................        $19,461        $77,739          $6,212       $3,656       $107,068

   Additional investment..................          2,231          7,874           5,145         (135)        15,115

   Income from unconsolidated investments...        2,837          2,205               -            -          5,042

   Distributions and fees.................         (2,306)        (1,899)              -            -        (4,205)

   Foreign exchange.......................            236              -             (49)           -           187

   Advances (net).........................              -           (196)              -           15          (181)
                                              ------------     -----------     ----------      -------     ----------
Balance March 31, 2004....................        $22,459        $85,723         $11,308       $3,536      $123,026
                                              ============     ===========     ==========      =======     ==========

The OP's share of income (loss) before depreciation, depreciation expense and income (loss) from unconsolidated investments for the three months ended March 31, 2004 and 2003, is as follows
(in thousands):

                                                            Three Months Ended March 31,
                               -----------------------------------------   ----------------------------------------------
                                             2004                                            2003
                               -----------------------------------------   ----------------------------------------------
                                                          Income                                            Income
                               Income                       from              Income                     (loss) from
                               before                   unconsolidated      (loss) before                unconsolidated
                               depr.        Depr.         investments           depr.        Depr.         investments
                              -----------   --------    ----------------   ------------    ----------    ---------------
   Chelsea Japan......         $4,066       $1,229         $2,837            $2,050          $599           $1,451

   S/C Las Vegas......          2,035          435          1,600                 -             -                -

   S/C Chicago.........           605            -            605                 -             -                -
                              -----------   --------    ----------------    ------------    ----------    ---------------

   Total..................     $6,706       $1,664         $5,042            $2,050          $599           $1,451
                              ===========   ========    ================    ============    ==========    ===============
   Chelsea Interactive.....    $    -       $    -         $    -            $ (837)         $  -           $ (837)
                              ===========   ========    ================    ============    ==========    ===============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2. Investments in Affiliates (continued)

Condensed financial information as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 for Chelsea Japan and Simon-Ventures is as follows (in thousands):

Property, plant and equipment (net)
     March 31, 2004................................    $ 324,505
     December 31, 2003.............................      288,780

Total assets
     March 31, 2004................................      449,052
     December 31, 2003.............................      380,426

Long term debt (1)
     March 31, 2004................................      136,000
     December 31, 2003.............................      129,731

Total liabilities
     March 31, 2004................................      271,457
     December 31, 2003.............................      220,238

Net income
     March 31, 2004................................        6,379
     March 31, 2003................................          652

OP's share of net income
     March 31, 2004................................        2,943
     March 31, 2003................................          261

Fee income
     March 31, 2004................................        2,100
     March 31, 2003................................        1,190

(1) Long-term debt consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at March 31, 2004 and December 31, 2003, and the related effective interest rate, is as follows (in thousands):

                                                                              Effective                       Effective
                                                             March 31,         interest      December 31,      interest
                                                                  2004           rate           2003            rate
                                                         --------------     ------------    --------------   ------------

Senior credit facility due March 2005 (1) ..........           $79,000         2.06%           $99,000          2.09%
Term loan due March 2005 (2) .......................             5,035         2.06%             5,035          2.09%
Bridge loan facility due July 2004 (3) .............                 -             -           100,000          1.96%
Term loan due April 2010 (4) .......................            61,225         7.26%                 -              -
Yen credit facility due April 2005 (5) .............            12,841         1.31%                 -              -
Peso credit facility due January 2007 (6) ..........             4,769         8.08%                 -              -
                                                         --------------                   ------------
                                                              $162,870                        $204,035
                                                         ==============                   ============
1)	The OP maintains a $200 million senior unsecured bank line of credit (the "Senior Credit Facility") that expires on March 31, 2005, and is extendible at the OP's option until March 31, 2006. The Senior Credit Facility bears interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% or the prime rate, at the OP's option. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. The OP received a debt rating upgrade in July 2003, resulting in a reduction of the LIBOR rate spread to 0.95% from 1.05%.

2)	The term loan carries the same interest rate and maturity as the Senior Credit Facility.

3)	In March 2004, the OP repaid the $100 million bridge loan due July 31, 2004 with proceeds received from the issuance of $100 million of unsecured term notes due March 15, 2009. The Bridge Loan facility bore interest on the outstanding balance, payable monthly, at LIBOR plus 0.80%.

4)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate to LIBOR plus 1.25% from LIBOR plus 1.50% (2.35% at March 31, 2004). The original terms calling for quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity remained unchanged. The OP maintains an interest rate swap that effectively fixes the interest rate on the term loan at 7.26% until January 2006. During the three months ended March 31, 2004 and 2003, the OP recognized interest expense of $0.8 million and $0.7 million on the hedge, respectively, that is included in interest expense in the accompanying financial statements.

5)	The OP's wholly-owned equity investee in Chelsea Japan Co. Ltd., has a 4.0 billion yen line of credit (approximately US $38.4 million) to provide funding for projects developing in Japan. The yen line of credit bears interest at yen LIBOR plus 1.25% and matures April 1, 2005. This facility is guaranteed by the Company and the OP. At March 31, 2004, 1.3 billion yen (approximately US $12.8 million) was outstanding under the loan.

6)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso dominated revolving facility (US $16.2 million as of March 31, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. This facility is guaranteed by the Company and the OP. At March 31, 2004, the outstanding balance was 52.3 million pesos (approximately US $4.8 million).

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Debt (continued)

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at March 31, 2004 and December 31, 2003 is as follows (in thousands):.

                                                                        March 31,     December  31,       Effective
                                                                          2004             2003           Yield (1)
                                                                   ---------------   -----------------   ------------
8.375%  Notes due August 2005....................................        $ 49,960        $ 49,952           8.44%
7.250%  Notes due October 2007...................................         124,882         124,874           7.39%
3.500%  Notes due March 2009(2)..................................          99,538               -           3.60%
8.625%  Notes due August 2009....................................          49,946          49,943           8.76%
8.250%  Notes due February 2011..................................         149,000         148,963           8.40%
6.875%  Notes due June 2012......................................          99,883          99,878           6.90%
6.000%  Notes due January 2013...................................         148,242         148,193           6.18%
                                                                   ---------------   -------------
                                                                         $721,451        $621,803
                                                                   ===============   =============
(1)	Including discounts on the notes.

(2)	In March 2004, the OP completed a debt offering consisting of $100 million, 3.5% unsecured term notes due March 15, 2009, priced to yield 3.603% to investors. Proceeds were used to repay virtually all of the $100.0 million bridge loan facility due July 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at March 31, 2004 and December 31, 2003, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of March 31, 2004, is as follows (in thousands):

                                             March  31,      December  31,       Effective
                                               2004               2003          Interest Rate       NBV
                                           -----------       ---------------   -------------     -----------
 Due July 2008 (1) .............             $163,938            $164,727          7.26%         $250,820
 Due April  2010 (2) ...........                    -              61,475          7.26%                -
 Due December 2012 (3) .........               24,950              25,477          6.29%          101,064
 Due December 2012 (4) .........               70,189              70,460          7.67%           74,397
 Due March 2013 (5) ............               63,150              63,495          5.10%          112,208
                                          ------------          ------------                     -----------
                                             $322,227            $385,634                        $538,489
                                          ============          ============                     ===========
1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the three months ended March 31, 2004, the OP recognized $36,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	In February 2004, the OP amended the mortgage loan to unencumber the properties (see unsecured bank debt).

3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the three months ended March 31, 2004, the OP recognized approximately $75,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the three months ended March 31, 2004 and 2003, the OP recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the three months ended March 31, 2004, the OP recognized approximately $72,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Financial Instruments: Derivatives and Hedging

The OP employs interest rate and foreign currency forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying hedged transaction affects net income, expires or is otherwise terminated or assigned.

At March 31, 2004, the OP's interest rate swap was reported at its fair value and classified as an other liability. At March 31, 2004, there were $4.3 million in deferred losses recorded in accumulated other comprehensive loss.

Hedge Type Swap, Cash Flow	Notional Value $66.3 million	Rate 5.7625%	Maturity 1/1/2006	Fair Value ($4.7 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP's involvement in financial derivative instruments at March 31, 2004, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

5. Preferred Units

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

6. Partners' Capital

                                                General            Limited    Preferred         Accum.
   (in thousands):                              Partner's       Partners'     Partner's       Other Comp.
                                                 Capital           Capital     Capital        (Loss) Income     Total
                                             --------------  --------------- ------------    ---------------  ------------
 Balance December 31, 2003...............      $524,295           $81,934      $63,315          $(4,010)        $665,534

 Net income..............................        25,042             5,509            -                -           30,551
 Other comprehensive income:
    Foreign currency translation.........             -                 -            -              235              235
    Interest rate swap...................             -                 -            -              129              129
                                                                                                              -------------
 Total comprehensive income..............                                                             -           30,915
                                                                                                              -------------
 Common distributions....................       (26,421)           (4,337)           -                -          (30,758)
 Preferred distribution..................          (834)           (1,462)           -                -           (2,296)
 Contribution (net of costs).............         5,714                 -            -                -            5,714
 Transfer of a limited partners' interest..       1,364            (1,364)           -                -                -
                                                      -                 -                             -
                                             --------------  --------------  ----------------  ------------  -------------
 Balance March 31, 2004....................   $ 529,160           $80,280     $ 63,315          $(3,646)        $669,109
                                             ==============  =============== ================  ============  =============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7. Distribution

On March 3, 2004, the Board of Directors of the Company declared a $0.60 per unit distribution to unitholders of record on March 31, 2004. The distribution totaling $30.7 million was paid on April 12, 2004.

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

10. Commitments and Contingencies

In connection with the Simon-Ventures, the OP has committed to provide 50% of the development costs or approximately $45.0 million to Simon-Chicago. As of March 31, 2004, the OP had contributed $32.9 million to Simon-Chicago.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of March 31, 2004, are as follows (in thousands):

        Total Facility              |                             Outstanding
----------------------------------  |  ---------------------------------------------------------------------
                                    |                                                         Due       Interest
  Yen              US $ Equivalent  |      Yen         US $ Equivalent      US $ Guarantee    Date         Rate
---------         ---------------   |    --------     ---------------    -----------------  ---------   --------
 3.8 billion (1)    $36.5 million   |    3.2 billion  $30.9 million       $12.4 million       2015         2.20%
 0.6 billion (1)      5.8 million   |    0.5 billion    4.8 million         1.9 million       2012         1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies (continued)

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Punta Norte Premium Outlets commenced in July 2003; the center is scheduled to open in late 2004. The OP is responsible for financing its share of project costs of approximately $15.0 million. As of March 31, 2004, the OP had contributed $8.9 million. In January 2004, an affiliate of the OP entered into a peso-denominated credit facility, which is guaranteed by the OP to fund its share of construction costs.

At March 31, 2004, other assets include $7.7 million and accrued expenses and other liabilities include $17.6 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

As of March 31, 2004, the OP had provided limited debt service guarantees of approximately $16.4 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees shall not survive more than five years after project completion.

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

11. Related Party Information

In August 1997, the OP and one of the Company's directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer's outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination, the director was entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the OP in Japan during the previously mentioned four-year period. Fees paid under this agreement totaled $0.7 million for the three months ended March 31, 2004. These fees are included in investment in affiliates in the accompanying financial statements. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board approved during 2003, was paid in March 2004.

In 1999, the OP established a $6.0 million secured loan facility that expires in June 2004 for the benefit of certain unitholders. Under the loan facility, each borrower issued a note that was secured by OP units, bore interest at a rate of LIBOR plus 2.0% per annum payable quarterly and was due by the facility expiration date. In April 2004, the OP received the sole remaining outstanding principal payment of $2.2 million plus interest, thereby extinguishing the entire outstanding balance of the loan facility. Effective June 2002, the OP changed its policy to eliminate new loans to directors and officers.

The OP's wholly-owned equity investee in Japan has advanced partner loans to Chelsea Japan totaling 1.6 billion yen (approximately US $15.1 million) at March 31, 2004. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.00% (3.05% at March 31, 2004) and mature in 2005 (900 million yen) and in 2014 (680 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

12. Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers' outlet centers and has determined that under SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" it has three reportable real estate segments in 2004: domestic outlets, international outlets and other retail. Prior to 2004, the OP's segments consisted of premium domestic, other domestic and international centers. In 2004, the OP combined 12 centers containing 4.3 million square feet of GLA with the premium domestic segment to create a new segment called domestic outlets. These centers, which were included in the other domestic segment prior to 2004, contain many of the same tenants and characteristics of the OP's Premium Outlets. The other retail segment consists of 22 centers containing 2.8 million square feet of GLA, which contributes approximately 2% of the OP's net operating income. The OP evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses. The real estate business segments meet the quantitative threshold for determining reportable segments:

For the three months ended:
(in thousands)

                                       Domestic         International     Other
                                       Outlets             Outlets        Retail         Other       Total
                                     -------------     ---------------   -----------  -----------  -------------
                                                              (3)          (4)           (5)
Total revenues (1)
    March 31, 2004.................     $88,247            $  -            $4,612        $243        $ 93,102
    March 31, 2003 (2).............      78,698               -             4,545          39          83,282

Interest income
     March 31, 2004................         258              69                 -          32             359
     March 31, 2003 ...............         259               -                 -          32             291

Income (loss) from unconsolidated
investments
     March 31, 2004................       2,205           2,837                 -           -           5,042
     March 31, 2003................           -           1,451                 -        (837)            614

NOI (loss) (1)
     March 31, 2004................      66,410           5,261             1,439      (3,234)         69,876
     March 31, 2003................      56,907           2,414             2,369      (2,403)         59,287

Fixed asset additions (deletions)
     March 31, 2004................       7,597               -               106        (765)          6,938
     March 31, 2003................       8,491               -               416        (546)          8,361

Total assets
          March 31, 2004...........   1,806,899          37,399            69,497       70,598      1,984,393
     December 31, 2003.............   1,816,442          29,306            67,820       56,846      1,970,414
(1)	Approximately 71% and 74% of the OP's total revenues and approximately 74% and 77% of the OP's real estate NOI were generated by the OP's Premium Outlets during the 2004 and 2003 periods, respectively.
(2)	Excludes revenue for St. Helena, Mesa and American Tin Cannery properties, which are classified as discontinued operations.
(3)	Principally comprised of the OP's interests in Japan and Mexico.
(4)	Approximately 27% and 28% of the GLA is occupied by and approximately 21% and 30% of annual base rent is derived from one tenant during the 2004 and 2003 periods, respectively.
(5)	Includes corporate overhead assets and results from Chelsea Interactive.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

12. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three months ended March 31, 2004 and 2003, (in thousands):

                                                                   2004             2003
                                                           --------------   --------------
Segment NOI.............................................        $69,876         $59,287
Interest expense - consolidated.........................        (18,650)        (16,634)
Interest expense - unconsolidated investments...........           (307)           (144)
Depreciation expense - consolidated.....................        (17,816)        (17,632)
Depreciation expense - unconsolidated investments.......         (1,664)           (599)
Income tax - unconsolidated investments.................           (888)           (220)
                                                           --------------   --------------
Net income..............................................        $30,551         $24,058
                                                           ==============   ==============

13. Fair Value of Financial Instruments

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $85.7 million. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

14. Subsequent Events

The OP sold two non-core centers in April and May 2004: Factory Stores of America in Lake George, New York and Iowa, Louisiana. Net proceeds from the sales of the two centers were $1.6 million and the combined net book value was $2.5 million. Accordingly the OP recognized a $0.9 million impairment loss for the three months ended March 31, 2004, which is included in other expense in the accompanying financial statements.

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

Purchase Price Allocation

The OP allocates the purchase price of real estate to land, building, and tenant improvements and if determined to be material, intangibles, such as the value of above, below and at market leases and origination cost associated with in-place leases. The OP depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from five to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the term of the lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to contractual expiration date). The OP assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP's allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million and $1.6 million at March 31, 2004, and December 31, 2003, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. In March 2004, the OP recognized an impairment loss of $0.9 million on the anticipated disposition of two non-core assets. The loss from impairment is reflected in other expense in the accompanying financial statements for the period ended March 31, 2004.

General Overview

From April 1, 2003 to March 31, 2004, rental revenue from wholly-owned assets grew by $7.2 million or 11.3% to $70.5 million from $63.3 million. The acquisition of three centers and expansion of one wholly-owned center in 2003 also drove total revenue to $93.1 million, up 11.8% from the year earlier period. Growth was further enhanced through the joint venture development of two new Premium Outlets and expansion of one Premium Outlet center in 2003. In March 2004, Chelsea Japan Co., Ltd, a 40% joint venture interest, opened Tosu Premium Outlets, located near Fukuoka, Japan.

At March 31, 2004, the OP's portfolio consisted of 61 wholly or partially owned properties containing 16.3 million square feet of GLA. In 2004, the OP changed its reportable segments to combine 12 centers containing 4.3 million square feet of GLA with its Premium domestic segment to create a new segment called Domestic Outlets. The OP's Domestic and International Outlets include 39 centers containing 13.5 million square feet of GLA and Other Retail includes 22 centers containing 2.8 million square feet of GLA. These centers which were included in the Other Retail segment prior to 2004 contain many of the same tenants and characteristics of the OP's Premium Outlets.

Details of the 1.8 million square feet of net GLA added since April 1, 2003 are as follows:

                                                      12 months          3 months         9 months
                                                      ended March       ended March     ended December
                                                       31, 2004          31, 2004          31, 2003
                                                     -------------     -------------  ---------------
Changes in GLA (sf in 000's):
New centers developed:
  Las Vegas Premium Outlets (50% owned) ........          435                -               435
  Tosu Premium Outlets (40% owned)..............          187              187                 -
                                                     -------------    -----------     ---------------
  Total new centers. ...........................          622              187               435

Centers expanded:
  Gotemba Premium Outlets (40% owned) ..........          170                -               170
  Albertville Premium Outlets...................          125                -               125
  Other (net) ..................................          (26)               4               (30)

                                                    ---------------    -------------   --------------
Total centers expanded. ........................          269                4               265
Centers acquired:
  Las Vegas Outlet Center.......................          477                -               477
  The Crossings Factory Stores..................          390                -               390
  Lakeland Factory Outlet Mall (1) .............          319                -               319
                                                    ---------------    -------------    -------------
Total centers acquired .........................        1,186                -             1,186

Centers disposed:
  American Tin Cannery Premium Outlets(2)........        (135)               -              (135)
  St. Helena Premium Outlets....................          (23)               -               (23)
  Other Retail(3) ..............................         (167)               -              (167)
                                                   ---------------     -------------    --------------
Total centers disposed: ........................         (325)               -              (325)
Net GLA added during the period.................        1,752              191             1,561
GLA at the end of period .......................       16,318           16,318            16,127
1)	Acquired Lakeland Factory Outlet Mall in August 2003 in conjunction with the Las Vegas Outlet Center. The Lakeland property is held for sale.
2)	In January 2004, the OP terminated its long-term lease agreement, expiring December 2004.
3)	Consists of a property acquired in the September 25, 2001 Konover transaction.

Results of Operations

Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003.

Income from continuing operations was $30.6 million, an increase of $6.8 million, or 28.6%, from $23.8 million in 2003. The increase resulted from the acquisition, development, and expansion of seven centers in 2003, and higher rents from releasing and renewals. These increases to income were offset by higher operating and maintenance, general and administrative, interest and other expenses due to the growth of the portfolio.

Base rentals improved to $65.6 million, an increase of $6.4 million, or 11.0% in 2004 from $59.2 million in 2003 primarily due to the acquisitions of three centers during 2003, higher average rents on releasing and renewals, and the expansion of a center in late 2003.

Percentage rents rose $0.7 million, or 16.6%, to $4.8 million in 2004 from $4.1 million in 2003, primarily from improved tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $2.1 million, or 11.7% to $20.7 million in 2004 from $18.6 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 87% in 2004 and 2003. The average recovery of reimbursable expenses for the Other Retail centers improved to 32% in 2004, compared with 30% in the previous year.

Other income increased $0.5 million or 32.7% to $1.9 million in 2004, from $1.4 million in 2003. The increase was primarily driven by improved ancillary operating income and interest income from higher rates in 2004.

Operating and maintenance expenses increased $2.6 million, or 11.5%, to $25.1 million in 2004 from $22.5 million in 2003 primarily due to costs related to increase GLA.

Depreciation and amortization expense was up $0.5 million, or 3.1%, to $17.8 million in 2004 from $17.3 million in 2003 due to increased depreciation from the acquisition of the three centers and the expansion of one Premium Outlet center.

General and administrative expense grew $1.4 million, or 63.0%, to $3.6 million in 2004 from $2.2 million in 2003, primarily due to increases in compensation, employee benefits and professional fees.

Other expenses increased $0.2 million, or 11.0%, to $2.4 million in 2004 from $2.2 million in 2003 due to increased bad debt expense and impairment losses on two non-core centers sold in April and May 2004, offset by the Chelsea Interactive loss in 2003.

Income from unconsolidated investments was up $3.5 million, or 247.5%, to $5.0 million in 2004 from $1.5 million in 2003 due to higher earnings and an opening leasing fee from Chelsea Japan, as well as the opening of Las Vegas Premium Outlets in August 2003, and a pad sale at Chicago Premium Outlets.

Interest expense increased $1.9 million, or 11.2%, to $18.7 million in 2004, from $16.8 million in 2003 due to higher debt that financed acquisitions and development.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2003 of $181.6 million is expected to increase with a full year of operations from the development, acquisition and expansion of three joint venture centers and four wholly owned centers, which contributed 2.1 million square feet of GLA during 2003 as well as scheduled openings of approximately 975,000 square feet of new joint venture GLA in 2004. The OP has adequate funding sources to complete and open all current development projects from available cash, credit facilities and secured construction financing. The OP also has access to the public markets through its remaining $1.45 billion debt and equity shelf registration.

Operating cash flow is expected to provide sufficient funds for distribution and distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

Common distributions declared and recorded in 2004 were $26.4 million, or $0.60 per unit. The OP's dividend payout ratio as a percentage of net income before minority interest, gain or loss on sale of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred Distribution ("FFO")) was 65%. The OP's senior unsecured bank line of credit ("Senior Credit Facility") limits aggregate Distribution and distributions to the lesser of (i) 90% of FFO on an annual basis or (ii) 100% of FFO for any two consecutive quarters.

The OP's $200 million Senior Credit Facility expires in March 2005 (unless extended until March 2006), bears interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% (2.06% at March 31, 2004) or the prime rate, at the OP's option and has an annual facility fee of 0.125%. The LIBOR rate spread ranges from 0.85% to 1.50% depending on the OP's Senior Debt rating. At March 31, 2004, $79.0 million was outstanding under the Senior Credit Facility.

In March 2004, the OP issued $100 million 3.5% unsecured notes due March 15, 2009. The notes were priced at 99.534% of par value to yield 3.603% to investors. Proceeds were used to repay borrowings under a $100.0 million bridge loan due July 2004.

A summary of the maturity of the OP's contractual debt obligations (at par) as of March 31, 2004, is as follows (in thousands):

                                                         Less than           2 to 3            4 to 5          More than
                                          Total            1 Year            Years             Years           5 Years
                                       ------------     ------------      ------------     -------------      -----------
Unsecured bank debt                       $ 162,870         $ 1,000          $105,245           $ 3,600          $53,025
Unsecured notes                             725,000               -           175,000           150,000          400,000
Mortgage debt                               312,260           7,061            16,407           162,574          126,218
                                       ------------     ------------      ------------     -------------      -----------
   Total debt                             1,200,130           8,061           296,652           316,174          579,243
Ground  and operating leases                 24,235           1,817             2,610             1,632           18,176
Real estate commitments                      52,130          52,130                 -                 -                -
Deferred compensation                        17,600               -            17,600                 -                -
                                       ============     ============      ============     =============      ===========
Total Obligations                        $1,294,095        $ 62,008          $316,862          $317,806         $597,419
                                       ============     ============      ============     =============      ===========

Liquidity and Capital Resources (continued)

At April 1, 2004, construction for international and domestic development included projects totaling 1.1 million square feet of GLA. Internationally, projects include the 230,000 square-foot first phase of Punta Norte Premium Outlets in Mexico City scheduled to open in late 2004 and the expansion of two centers in Japan: 51,000 square feet at Sano Premium Outlets in July and 70,000 square feet at Rinku Premium Outlets in December. In addition, the 178,000 square-foot first phase of Toki Premium Outlets, located near Nagoya, Japan, is scheduled to be completed by spring 2005. Domestically, projects underway include the single-phase 438,000 square-foot Chicago Premium Outlets, scheduled to open in June 2004. The Punta Norte project is a development of the OP's 50% owned Mexican joint venture. The Sano, Rinku and Toki projects are developments of the OP's 40% owned Japanese joint venture and the Chicago project is a 50/50 joint venture with Simon. Other projects in various stages of development are expected to commence construction in 2004 and open in 2005 and beyond including the 355,000 square-foot Seattle Premium Outlets, located near Seattle, Washington, which commenced construction in 2004 and is scheduled to open in spring 2005. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, the peso denominated line of credit, available cash or through the Senior Credit Facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint venture, the OP has committed to provide 50% of the development costs, or approximately $45.0 million for Chicago Premium Outlets. As of March 31, 2004, the OP had contributed $32.9 million to the Chicago project.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of March 31, 2004, are as follows:

        Total Facility              |                             Outstanding
----------------------------------  |  ---------------------------------------------------------------------
                                    |                                                         Due       Interest
  Yen              US $ Equivalent  |      Yen         US $ Equivalent      US $ Guarantee    Date         Rate
---------         ---------------   |    --------     ---------------    -----------------  ---------   --------
 3.8 billion (1)    $36.5 million   |    3.2 billion  $30.9 million       $12.4 million       2015         2.20%
 0.6 billion (1)      5.8 million   |    0.5 billion    4.8 million         1.9 million       2012         1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

The Company along with the OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, the 230,000 square-foot first phase of Punta Norte Premium Outlets, located near Mexico City which is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs of approximately $15.0 million. As of March 31, 2004, the OP had contributed $8.9 million.

Liquidity and Capital Resources (continued)

In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso dominated revolving facility (US $16.2 million as of March 31, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE with rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. This facility is guaranteed by the Company and the OP. At March 31, 2004, the outstanding balance was 52.3 million pesos (approximately US $4.8 million).

On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive will no longer operate its e-commerce technology platform, but will retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive's largest clients have entered into service agreements with GSI-Chelsea Solutions and will transition e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP's total investment in Europe as of March 31, 2004, was $3.6 million. The OP has also provided $16.4 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion.

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

Net cash provided by operating activities was $44.1 million and $38.4 million for the three months ended March 31, 2004, and 2003, respectively. The increase was primarily due to increased operating cash flow generated from the growth of the OP's GLA. Net cash used in investing activities increased to $22.7 million in 2004 from $20.0 million in 2003 due to increased investments in unconsolidated affiliates. Net cash used in financing activities increased to $23.6 million from $19.9 million for the three months ended March 31, 2004, and 2003, respectively. The increase was primarily the result of increased borrowings and debt repayments in 2004.

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

                                                                 Three Months
                                                                 Ended March 31,
                                                              2004            2003
                                                            ------------  -----------

   Income available to common unitholders ..............     $28,255       $21,762
     Depreciation and amortization-wholly-owned.........      17,816        17,632
     Depreciation and amortization-joint ventures.......       1,664           599
     Amortization of deferred financing costs and
      depreciation of non-rental real estate assets.....        (680)         (600)
                                                            ------------  -----------
   FFO..................................................     $47,055       $39,393
                                                            ============  ============
   Average units outstanding ...........................      51,060        49,131
   Distribution declared per unit.......................       $0.60       $ 0.535

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a OP should include the assets, liabilities, non controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIE's assets, liabilities and non controlling interests at a fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. As of March 31, 2004, the OP has determined that it does not have any variable interest in any VIEs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP's primary strategy is to protect against these risks by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of one of its term loans. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006.

At March 31, 2004, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $0.8 million annually.

Following is a summary of the OP's debt obligations at March 31, 2004 (in thousands):

                                                                      Expected Maturity Date
                        ----------------------------------------------------------------------------------------------------
                         2005       2006       2007      2008       2009      Thereafter       Total    Fair Value
                        -------   --------  ---------  ---------  ----------   ------------  ---------  ------------
Fixed Rate Debt:        $49,960    $   -    $124,882    $163,938    $149,484    $555,414    $1,043,678   $1,129,371
Average Interest Rate:    8.38%        -        7.25%       6.99%       5.21%       7.05%         6.86%

Variable Rate Debt:          -    96,876       4,769           -           -      61,225 (1)   162,870      162,870
Average Interest Rate:       -      1.79%       8.08%          -           -        2.35%         2.28%
(1)	Subject to an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of March 31, 2004 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

During the three months ended March 31, 2004, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description

(a)	31.1 31.2 32.1 32.2	Section 302 Certifications Section 302 Certifications Section 906 Certifications Section 906 Certifications

CPG PARTNERS, L.P.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG PARTNERS, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: May 13, 2004