Form 10-Q
period 2004-09-30
CPG PARTNERS LP
filed 2004-11-12
CIK 1002235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______.

Commission File No. 33-98136

CPG PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3258100 (I.R.S. Employer Identification No.)

105 Eisenhower Parkway, Roseland, New Jersey 07068
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

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of September 30, 2004, and December 31, 2003	2

Consolidated Statements of Income for the three and nine months ended September 30, 2004, and 2003	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, and 2003	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

Part II. Other Information

Item 1. Legal Proceedings	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands, except per unit data)

                                                                             September 30,        December 31,
                                                                                     2004                2003
                                                                             ---------------    ----------------
Assets:                                                                        (Unaudited)
Rental properties:
     Land..................................................................      $   335,541            $  299,176
     Depreciable property..................................................        1,900,571             1,773,607
                                                                             -----------------       ----------------
Total rental property......................................................        2,236,112             2,072,783
Accumulated depreciation...................................................         (379,702)            (332,406)
                                                                             -----------------       ----------------
Rental properties, net.....................................................        1,856,410             1,740,377
Cash and cash equivalents..................................................           17,133                18,476
Restricted cash-escrows....................................................            6,988                 6,456
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,063 in 2004 and $1,615 in 2003)...........................            3,993                11,631
Deferred rent receivable...................................................           28,958                25,018
Property held for sale.....................................................            3,500                 3,500
Investments in unconsolidated affiliates...................................          142,471               107,068
Notes receivable-related parties...........................................           13,630                 2,151
Deferred costs, net........................................................           18,096                22,989
Other assets...............................................................           35,113                32,748
                                                                             ----------------        ---------------
Total assets...............................................................       $2,126,292            $1,970,414
                                                                             =================       ================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................      $   288,237           $   204,035
     Unsecured notes.......................................................          721,716               621,803
     Mortgage debt.........................................................          318,384               385,634
     Construction payables.................................................            7,481                 7,668
     Accounts payable and accrued expenses.................................           64,774                59,738
     Accrued distribution payable..........................................           31,525                 5,131
     Other liabilities.....................................................           17,356                20,871
                                                                             -----------------       ----------------
Total liabilities..........................................................        1,449,473             1,304,880
                                                                             -----------------       ----------------

Commitments and contingencies

Partners' capital:
     General partner units outstanding, 44,174 in 2004
       and 43,592 in 2003..................................................          598,701               524,295
     Limited partners' units outstanding, 7,203 in 2004
       and 7,356 in 2003...................................................           80,339                81,934
     Preferred partner units outstanding, 1,300............................                -                63,315
     Accumulated other comprehensive loss .................................           (2,221)               (4,010)
                                                                             -----------------       ----------------
Total partners' capital....................................................          676,819               665,534
                                                                             -----------------       ----------------
Total liabilities and partners' capital....................................       $2,126,292            $1,970,414
                                                                             =================       ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands, except per unit data)

                                                                       Three Months                   Nine Months
                                                                     Ended September 30            Ended September 30
                                                                     2004          2003            2004         2003
                                                              --------------    ------------    -----------  -------------
     Revenues:
        Base rent.........................................      $ 67,378         $  63,645         $199,914      $182,265
        Percentage rent...................................         7,814             6,659           18,328        15,695
        Expense reimbursements............................        23,031            19,992           65,502        58,980
        Other income......................................         2,529             1,907            6,872         5,155
                                                             ---------------   ------------    ------------  ------------
     Total revenues.......................................        100,752           92,203          290,616       262,095
                                                             ---------------   ------------    ------------  ------------
     Expenses:
        Operating and maintenance.........................        26,786            24,418          77,624        71,036
        Depreciation and amortization.....................        18,396            17,776          54,150        52,183
        General and administrative........................         5,228             2,560          12,949         7,230
        Other.............................................         1,674             1,958           4,758         6,597
                                                             ---------------   ------------    ------------  ------------
     Total expenses.......................................        52,084            46,712         149,481       137,046
                                                             ---------------   ------------    ------------  ------------

 Income before unconsolidated investments, interest
   expense and discontinued operations....................        48,668            45,491        141,135        125,049

     Income from unconsolidated investments...............         7,051             3,125         17,398          7,071
     Interest expense.....................................       (19,613)         (17,884)        (57,550)       (51,352)
                                                             ---------------   ------------    ------------  ------------
 Income from continuing operations .......................        36,106            30,732        100,983         80,768
 Income from discontinued operations......................             -               (72)             -            608
 Gain on sale of discontinued operations..................             -               908              -          5,625
                                                             ---------------   ------------    ------------  ------------
     Net income...........................................        36,106            31,568        100,983         87,001
     Preferred unit requirement...........................        (3,722)           (2,296)        (8,314)        (6,888)
                                                             ---------------   ------------    ------------  ------------
     Net income available to common unitholders...........      $ 32,384          $ 29,272      $  92,669      $  80,113
                                                             ===============   ============    ============  ============

Net income to common unitholders:
 General partner..........................................      $ 27,844        $ 25,006        $  79,588      $  68,124
 Limited partners.........................................         4,540           4,266           13,081         11,989
                                                             ---------------   ------------    ------------  ------------
     Total ...............................................      $ 32,384        $ 29,272        $  92,669      $  80,113
                                                             ===============   ============    ============  ============

Net income per common unit:
General partner (including $0.02 and $0.13
     from discontinued operations for the three
    and nine months ended Sept. 30, 2003)................          $0.63           $0.58            $1.81          $1.61

   Limited partners (including $0.02 and $0.13 from
   discontinued operations for the three and nine months
   ended Sept. 30, 2003)..................................         $0.63           $0.58            $1.81          $1.61

Weighted average units outstanding:
 General partner..........................................        44,157          43,304           44,016         42,302
 Limited partners.........................................         7,203           7,389            7,240          7,464
                                                             ---------------   ------------    ------------  ------------
     Total................................................        51,360          50,693           51,256         49,766
                                                             ===============   ============    ============  ============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(In thousands)

                                                                            2004            2003
                                                                         ------------    -------------
Cash flows from operating activities
 Net income...........................................................     $100,983        $ 87,001
 Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization...................................       54,150          52,981
      Equity in earnings of unconsolidated investments
            in excess of distributions received.......................       (3,899)         (3,047)
      Loss on interest rate swap......................................           -              514
      Gain on sale of discontinued operations.........................           -           (5,625)
      Additions to deferred lease costs...............................       (1,278)           (890)
      Other operating activities......................................       (1,382)          1,597
      Changes in assets and liabilities:
      Straight-line rent..............................................       (4,852)         (5,485)
      Due to (from) affiliates........................................        2,693            (676)
      Other assets....................................................        5,753          (1,416)
      Accounts payable and other liabilities..........................        3,353           4,969
                                                                         -------------   -------------
 Net cash provided by operating activities............................      155,521         129,923
                                                                         -------------   -------------

 Cash flows from investing activities
 Additions to rental properties.......................................     (162,868)       (165,631)
 Net proceeds from sale of center.....................................        2,087          12,334
 Additions to investments in unconsolidated affiliates................      (33,790)        (33,954)
 Payments from related parties........................................        3,665           1,066

 Distribution from unconsolidated investments in excess
 of  earnings.........................................................        1,474               -
 Additions to deferred development costs..............................         (729)           (737)
                                                                         -------------   -------------
 Net cash used in investing activities................................     (190,161)       (186,922)
                                                                         -------------   -------------

 Cash flows from financing activities
 Debt proceeds........................................................      276,284         100,000
 Debt repayments......................................................     (176,420)        (29,906)
 Net proceeds from sale of the OP's common units......................        7,669          58,360
 Distributions........................................................      (72,633)        (63,953)
 Net proceeds from sale of the OP's preferred units...................       64,805               -
 Redemption of preferred units........................................      (65,000)              -
 Additions to deferred financing costs                                       (1,408)           (698)
                                                                         -------------   -------------
 Net cash provided by financing activities............................       33,297          63,803
                                                                         -------------   -------------

 Net (decrease) increase in cash and cash equivalents.................       (1,343)          6,804
 Cash and cash equivalents, beginning of period.......................       18,476          22,551
                                                                         -------------   -------------
 Cash and cash equivalents, end of period.............................    $  17,133        $ 29,355
                                                                          ============   =============

 Supplemental information:

   Non-cash financing activities:
   Assumption of mortgage debt .......................................    $       -        $ 89,490
                                                                          ============   =============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

Organization

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is 86% owned and managed by its sole general partner, Chelsea Property Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2004, the OP wholly or partially-owned 60 centers in 31 states and Japan containing approximately 16.9 million square feet of gross leasable area ("GLA"); the OP’s portfolio comprised 41 Domestic and International Outlet centers containing 14.3 million square feet of GLA (the "Outlets") and 19 other centers containing approximately 2.6 million square feet of GLA ("Other Retail") (collectively the "Properties"). The OP’s Outlets generated approximately 97% and 96% of the OP’s real estate net operating income for the nine months ended September 30, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of September 30, 2004, was approximately as follows:

Number of units	% of total units

General Partner Limited Partners Total	44,174,000 7,203,000 51,377,000	86.0% 14.0% 100.0%

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2. Mergers, Acquisitions and Dispositions

Mergers

On June 21, 2004, Simon Property Group, Inc. ("Simon") and the Company announced a merger agreement (the "Merger Agreement") whereby Simon would acquire all of the outstanding common stock of the Company and operating partnership units of the OP in a transaction valued at approximately $5.1 billion, including the assumption of debt. The merger was approved by the Company shareholders and closed on October 14, 2004.

The Company's common shareholders received consideration of $36.00 per share for each share of common stock in cash, a fractional share of 0.2936 of Simon common stock, and a fractional share of 0.3000 of Simon 6% Series I convertible perpetual preferred stock. The holders of OP limited partnership common units exchanged their units for common and convertible preferred units of the Simon Operating Partnership.

CPG Partners, L.P. became a wholly-owned subsidiary of Simon Property Group, L.P. on October 14, 2004. The OP incurred costs of approximately $20 million in the fourth quarter 2004 in conjunction with the merger.

The class-action suit that was filed against the Company and its Board of Directors related to the merger was settled and is discussed more completely in Part II, Item 1.

Acquisitions

In September 2004, the OP completed an all-cash acquisition of Carlsbad Company Stores, a 290,000 square foot shopping center located in Carlsbad, California for $102.9 million. The OP exercised its option, which was granted prior to development of the center, to acquire the shopping center from a privately held company. The OP entered into a $100 million term loan to fund the acquisition. The term loan was repaid on October 14, 2004 in conjunction with the OP’s merger with Simon.

Dispositions

The OP sold two non-core centers in April and May 2004: Factory Stores of America in Lake George, New York and in Iowa, Louisiana. Net proceeds from the sales of the two centers were $1.6 million and the combined net book value was $2.5 million. Accordingly, the OP recognized a $0.9 million impairment loss in the first quarter 2004, which was included in other expense in the accompanying financial statements.

The OP sold a 64,000 square-foot non-core center, Factory Stores of America in Hempstead, Texas in September 2004, generating net proceeds of approximately $0.5 million, which approximated the net book value.

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

As of September 30, 2004, the OP’s interests in joint ventures included a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon Property Group, Inc. (collectively "Simon-Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates ("Chelsea Mexico") and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

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

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Premium Outlets Punta Norte commenced in July 2003; the center is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs or approximately $16.0 million. As of September 30, 2004, the OP had contributed $13.5 million toward project costs and capitalized professional and other costs of $4.2 million. In January 2004, an affiliate of the OP entered into a 180.0 million peso-denominated credit facility to fund its share of construction costs for the Premium Outlets Punta Norte. The credit facility is guaranteed by the Company and the OP.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. The OP’s total investment in Europe as of September 30, 2004 was $3.6 million.

On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive would no longer operate its e-commerce technology platform, but would retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients entered into service agreements with GSI-Chelsea Solutions and transitioned e-commerce activities to the GSI-Chelsea platform in May 2004. A gain of approximately $1.0 million was recognized from the wind-down of operations of Chelsea Interactive during the second quarter 2004 and is included in other expense in the accompanying financial statements. The OP owns 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock of Chelsea Interactive.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at September 30, 2004 (in thousands):

                                                   Chelsea      Simon            Chelsea
                                                     Japan      Ventures          Mexico       Other        Total
                                                -----------    -----------        --------    ------        -------
Balance December 31, 2003..............            $19,461       $77,739          $6,212      $3,656       $107,068

   Additional investment...............              3,413        19,600          11,881           -         34,894

   Income from unconsolidated
    investments........................              8,893         8,505               -           -         17,398

   Distributions and fees..............             (5,448)       (9,980)              -           -        (15,428)

   Foreign exchange....................               (247)            -            (314)          -           (561)

   Advances (net) .....................             (3,218)        2,272               -          46           (900)
                                                -----------    -----------      ---------     -------      ----------

Balance September 30, 2004.............            $22,854       $98,136         $17,779      $3,702       $142,471
                                                ===========    ===========      =========     =======      ===========

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The OP’s share of income (loss) before depreciation, depreciation expense, and income (loss) from unconsolidated investments for the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands):

                                                      Three Months Ended September 30,
                            -------------------------------------------------- -----------------------------------------------
                                                  2004                                              2003
                            -------------------------------------------------- -----------------------------------------------
                                                               Income                                          Income
                                  Income                        from                Income                   (loss) from
                                  before                     unconsolidated       (loss) before              unconsolidated
                                  depr.       Depr.            investments            depr.        Depr       investments
                                 --------    -------        ----------------     -----------    ---------   ---------------
   Chelsea Japan......           $4,224      $1,324              $2,900            $3,101          $978         $2,123

   S/C Las Vegas......            2,942         528               2,414             1,201           199          1,002

   S/C Chicago.........           2,184         447               1,737                 -              -              -
                               -----------  ----------       -------------       ------------   ---------    ---------------
   Total..................       $9,350      $2,299              $7,051            $4,302         $1,177         $3,125
                               ===========  ==========       =============       ============   =========    ===============
   Chelsea
   Interactive (1)......              -           -                   -             $(677)             -          $(677)
                               ===========  ==========       =============       ============   =========    ===============

                                                              Nine Months Ended September 30,
                            -------------------------------------------------- ------------------------------------------------
                                                  2004                                              2003
                            ------------------------------------------------ ------------------------------------------------
                                                               Income                                          Income
                                  Income                        from                Income                 (loss) from
                                  before                   unconsolidated         (loss) before             unconsolidated
                                  depr.       Depr.          investments              depr.        Depr.      investments
                                ---------   -------      ----------------       ------------   ---------    ----------------
   Chelsea Japan......          $12,677      $3,784              $8,893            $8,340         $2,271         $6,069

   S/C Las Vegas......            7,124       1,464               5,660             1,201            199          1,002

   S/C Chicago........            3,439         594               2,845                 -              -              -
                               -----------   --------    ----------------       ------------    ---------    ----------------

   Total..............          $23,240      $5,842             $17,398            $9,541         $2,470         $7,071
                               ===========   ========    ================       ============    =========    ================
   Chelsea
   Interactive (1)......           $953           -                $953           $(2,419)             -        $(2,419)
                               ===========   ========    ================       ============    =========    ================

(1) Included in other expenses on the accompanying consolidated statement of income

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

Condensed financial information as of September 30, 2004 and December 31, 2003, and for the three and nine months ended September 30, 2004 and 2003 for Chelsea Japan and Simon-Ventures is as follows (in thousands):

Property, plant and equipment (net)
     September 30, 2004.......................................           $335,962
     December 31, 2003........................................            288,780

Total assets
     September 30, 2004.......................................            465,062
     December 31, 2003........................................            380,426

Long term debt(1)
     September 30, 2004.......................................            161,013
     December 31, 2003........................................            129,731

Total liabilities
     September 30, 2004.......................................            262,881
     December 31, 2003........................................            220,238

Net income (loss)
   Three months ended:
        September 30, 2004....................................             10,968
        September 30, 2003 ...................................              4,113

 Nine months ended:
        September 30, 2004 ...................................             24,677
        September 30, 2003 ...................................              7,213

OP's share of net income (loss)
  Three months ended:
        September 30, 2004 ...................................              5,124
        September 30, 2003....................................              1,807

  Nine months ended:
        September 30, 2004....................................             11,357
        September 30, 2003....................................              3,047

Fee income
  Three months ended:
        September 30, 2004....................................              1,927
        September 30, 2003....................................              1,318

  Nine months ended:
        September 30, 2004....................................              6,041
        September 30, 2003....................................              4,024

(1) Long-term debt consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at September 30, 2004 and December 31, 2003, and the related effective interest rate, is as follows (in thousands):

                                                                                  Effective                   Effective
                                                             September 30,         interest   December 31,     interest
                                                                      2004             rate         2003           rate
                                                         ------------------     ------------ -------------   -----------

Senior credit facility due March 2005 (1) ..........              $100,000            2.46%        $99,000        2.09%
Term loan due March 2005 (2) .......................                 5,035            2.46%          5,035        2.09%
Bridge loan facility due July 2004 (3) .............                     -                -        100,000        1.96%
Term loan facility due October 2004 (4) ............               100,000            2.67%              -            -
Term loan due April 2010 (5) .......................                60,725            7.26%              -            -
Yen credit facility due April 2005 (6) .............                11,449            1.31%              -            -
Peso credit facility due January 2007 (7) ..........                11,028            9.20%              -            -
                                                         ------------------                  -------------
                                                                  $288,237                        $204,035
                                                         ==================                  =============
1)	The OP maintained a $200 million senior unsecured bank line of credit (the "Senior Credit Facility") that was to expire on March 31, 2005, and was extendible at the OP’s option until March 31, 2006. The Senior Credit Facility bore interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% or the prime rate, at the OP’s option. The LIBOR rate spread ranged from 0.85% to 1.50% depending on the OP’s Senior Debt rating. In connection with the merger between Simon and the Company, the Senior Credit Facility was fully repaid on October 14, 2004, the effective date of the merger between Simon and the Company.

2)	The term loan carried the same interest rate and maturity as the Senior Credit Facility. In connection with the merger between Simon and the Company, the term loan facility was fully repaid on October 14, 2004, the effective date of the merger between Simon and the Company.

3)	In March 2004, the OP repaid the $100 million bridge loan due July 31, 2004 with proceeds received from the issuance of $100 million of unsecured term notes due March 15, 2009. The Bridge Loan facility bore interest on the outstanding balance, payable monthly, at LIBOR plus 0.80% per annum.

4)	In September 2004, the OP entered into a $100 million term loan due upon the closing of the merger with Simon or March 31, 2005, whichever event occurred sooner. The term loan bore interest on the outstanding balance, payable monthly at LIBOR plus 0.85% per annum. Proceeds from the loan were used to acquire a shopping center in Carlsbad, California. In accordance with the provision of the term loan, such loan was fully repaid on October 14, 2004, the effective date of the merger between Simon and the Company.

5)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate to LIBOR plus 1.25% from LIBOR plus 1.50% (2.9% at September 30, 2004). The original terms requiring quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity remained unchanged. The OP maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the nine months ended September 30, 2004 and 2003, the OP recognized interest expense of $2.3 million on the hedge that is included in interest expense in the accompanying financial statements.

6)	The OP's wholly-owned equity investee in Chelsea Japan Co. Ltd. has a 4.0 billion yen line of credit (approximately US $36.3 million) to provide funding for projects being developed in Japan. The yen line of credit bears interest at yen LIBOR plus 1.25% and matures April 1, 2005. This facility is guaranteed by the Company and the OP. At September 30, 2004, 1.3 billion yen (approximately US $11.4 million) was outstanding under the loan.

7)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-denominated revolving facility (US $15.8 million as of September 30, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15%. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. This facility is guaranteed by the Company and the OP. At September 30, 2004, the outstanding balance was 125.5 million pesos (approximately US $11.0 million).

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Unsecured Notes

A summary of the terms of the unsecured notes outstanding at September 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                            September 30,          December 31,       Effective
                                                                    2004                  2003        Yield (1)
                                                            --------------     ----------------    ---------------
8.375%  Notes due August 2005.............................       $49,975              $ 49,952            8.44%
7.250%  Notes due October 2007............................       124,898               124,874            7.39%
3.500%  Notes due March 2009(2)...........................        99,584                     -            3.60%
8.625%  Notes due August 2009.............................        49,951                49,943            8.76%
8.250%  Notes due February 2011...........................       149,073               148,963            8.40%
6.875%  Notes due June 2012...............................        99,892                99,878            6.90%
6.000%  Notes due January 2013............................       148,343               148,193            6.18%
                                                            ----------------   ----------------
                                                                $721,716              $621,803
                                                            ================   ================
(1)	Including discounts on the notes.

(2)	In March 2004, the OP completed a debt offering consisting of $100 million, 3.5% unsecured term notes due March 15, 2009, priced to yield 3.603% to investors. Proceeds were used to repay virtually all of the $100 million bridge loan facility due July 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at September 30, 2004 and December 31, 2003, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of September 30, 2004, is as follows (in thousands):

                                               September 30,     December 31,            Effective
                                                       2004             2003         Interest Rate         NBV
                                           ----------------     ---------------     -------------       ---------
 Due July 2008 (1) .............                $162,379            $164,727             7.26%           $248,543
 Due April  2010 (2) ...........                       -              61,475             7.26%                 -
 Due December 2012 (3)..........                  23,882              25,477             6.29%            100,169
 Due December 2012 (4) .........                  69,659              70,460             7.67%             73,720
 Due March 2013 (5) ............                  62,464              63,495             5.10%            112,419
                                             -------------         -------------                       ------------
                                                $318,384            $385,634                             $534,851
                                             =============         =============                        ===========
1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the nine months ended September 30, 2004, the OP recognized $109,000 in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	In February 2004, the OP amended the mortgage loan to unencumber the properties (see unsecured bank debt note 5).

3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the nine months ended September 30, 2004, the OP recognized approximately $213,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the nine months ended September 30, 2004 and 2003, the OP recognized $371,000 and $348,000 respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the nine months ended September 30, 2004, the OP recognized approximately $219,000 in debt premium amortization that is included in interest expense in the accompanying financial statements.

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

At September 30, 2004, the OP’s interest rate swap was reported at its fair value and classified as an other liability. At September 30, 2004, there were $2.4 million in deferred losses, recorded in accumulated other comprehensive loss.

Hedge Type Swap, Cash Flow	Notional Value $66.0 million	Rate 5.7625%	Maturity 1/1/2006	Fair Value ($2.6 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP’s involvement in financial derivative instruments at September 30, 2004, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

6. Preferred Units

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement was for 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units were called at par at the OP’s option, in September 2004. The Preferred Units had no stated maturity or mandatory redemption and paid a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units were exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The OP recorded a $1.7 million write-off of offering costs associated with the redemption which is included in preferred unit requirement in the accompanying consolidated financial statements.

In September 2004, the Company completed a private sale of $65 million of Series C Variable Rate Preferred Stock (the Series C Preferred Stock). Proceeds from the sale were used to redeem the OP’s Series B Cumulative Redeemable Preferred Units for approximately $65 million. The private sale was for 2.6 million restricted shares having a liquidation preference of $25.00 per unit share. The Series C Preferred Stock was redeemable at the Company’s option, and paid a cumulative quarterly dividend at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.0%. Pursuant to the Simon/Chelsea Merger Agreement, on October 13, 2004, the Series C Preferred Stock was fully redeemed.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7. Partners’ Capital

Following is a statement of partners’ capital at September 30, 2004, (in thousands):

                                                                                               Accum.
                                                       General       Limited    Preferred     Other Comp.
                                                     Partner's     Partners'    Partner's     Income
                                                       Capital       Capital      Capital     (Loss)           Total
                                                ---------------  ------------ ------------  ----------------  ------------

Balance December 31, 2003...................        $524,295        $81,934      $63,315       $(4,010)       $665,534

Net income..................................          83,540         17,443            -             -         100,983
Other comprehensive income/(loss): .........
     Foreign currency translation...........               -              -            -          (233)           (233)
     Interest rate swap.....................               -              -            -         2,022           2,022
                                                                                                              ------------
Total comprehensive income..................                                                                   102,772
                                                                                                              ------------
Preferred unit redemption...................               -              -      (63,315)            -         (63,315)

Preferred stock contribution................          65,000              -            -             -          65,000
Common distributions........................         (79,417)       (12,982)           -             -         (92,399)
Preferred distribution......................          (3,952)        (4,362)           -             -          (8,314)
Contributions (net of costs) ...............           7,541              -            -             -           7,541
Transfer of limited partners' interest......           1,694         (1,694)           -             -               -
                                                ---------------  ------------ ------------  ----------------  ------------
Balance September 30, 2004..................       $ 598,701        $80,339        $   -       $(2,221)       $676,819
                                                ===============  ============ ============  ================  ============

8. Distribution

On September 14, 2004, the Board of Directors of the Company, as general partner of the OP, declared a $0.60 per unit distribution to unitholders of record on September 30, 2004. The distribution totaling $30.8 million was paid on October 12, 2004.

The Board of Directors of the Company on October 4, 2004, announced a cash distribution of $0.091304 per unit for the period from October 1, 2004 to October 14, 2004. The distribution, totaling $4.7 million, was paid October 22, 2004, to the unitholders of record on October 13, 2004, the last business day prior to the merger effective date between Simon Property Group, Inc. and the OP.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies

In connection with the Simon-Ventures, the OP has committed to provide 50% of the development costs or approximately $45.0 million to Simon-Chicago. As of September 30, 2004, the OP had contributed $42.6 million for the project.

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of September 30, 2004, are as follows:

            Total Facility            |                                 Outstanding
  ----------------------------------- |  ---------------------------------------------------------------------
                                      |                                                      Due     Interest
  Yen              US $ Equivalent    |      Yen       US $ Equivalent    US $  Guarantee    Date        Rate
  ----------      ----------------    |  -----------  ----------------   ----------------    -----   --------
3.8 billion (1)   $34.5 million       |  3.1 billion    $27.9 million    $11.2 million       2015      2.20%
 0.6 billion (1)     5.5 million      |  0.5 billion      4.3 million      1.7 million       2012      1.50%

(1) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. Construction on the 230,000 square-foot first phase of Premium Outlets Punta Norte commenced in July 2003; the center is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs or approximately $16.0 million. As of September 30, 2004, the OP had contributed $13.5 million toward project costs and capitalized professional and other costs of $4.2 million. In January 2004, a wholly-owned affiliate of the OP entered into a peso-denominated credit facility, which is guaranteed by the Company and the OP, to fund its share of construction costs.

At September 30, 2004, other assets include $8.7 million and accrued expenses and other liabilities include $24.0 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

As of September 30, 2004, the OP had provided limited debt service guarantees of approximately $14.6 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees shall not survive more than five years after project completion.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

12. Related Party Information

The OP’s wholly-owned equity investee in Japan, Chelsea International Operating Corp., has advanced partner loans to Chelsea Japan totaling 1.5 billion yen (approximately US $13.6 million) at September 30, 2004. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.0% (3.05% at September 30, 2004) and mature in 2005 (854 million yen) and in 2014 (646 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

In October 2004, the OP borrowed $65 million from Simon Property Group, Inc. and issued an unsecured promissory note due December 31, 2004. Interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used primarily to redeem the Series C Preferred Stock prior to the Simon/Chelsea merger closing on October 14, 2004.

Pursuant to the Merger Agreement, the Company’s Chairman and CEO is entitled to a special bonus of $5.0 million immediately prior to the effective time of the merger, which was paid on October 14, 2004. The Company’s Vice Chairman is entitled to a special bonus of $0.5 million upon the closing of the merger, which was paid on October 18, 2004.

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

In August 1997, the OP and one of the Company’s directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer’s outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination, the director was entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the OP in Japan during the previously mentioned four-year period. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board-approved during 2003, was paid in March 2004. Fees paid under this agreement totaled $0.7 million for the nine months ended September 30, 2004. These fees are included in investment in affiliates in the accompanying financial statements.

13. Segment Information

The OP is principally engaged in the development, ownership, acquisition and operation of manufacturers’ outlet centers and has determined that under SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information" it has three reportable real estate segments in 2004: domestic outlets, international outlets and other retail. Prior to 2004, the OP’s segments consisted of premium domestic, other domestic and international centers. In 2004, the OP combined 12 centers containing 4.3 million square feet of GLA with the premium domestic segment to create a new segment called domestic outlets. These centers, which were included in the other domestic segment prior to 2004, contain many of the same tenants and characteristics of the OP’s Premium Outlets. The other retail segment now consists of 19 centers containing 2.6 million square feet of GLA, which contributes approximately 3% of the OP’s real estate net operating income. The 2003 segment information has been adjusted to conform to the new presentation. The OP evaluates real estate performance and allocates resources based on Net Operating Income ("NOI") defined as total revenue less operating expenses. The primary sources of revenue are generated from tenant base rents, percentage rents and reimbursement revenue. Operating expenses primarily consist of common area maintenance, real estate taxes and promotional expenses.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

13. Segment Information (continued)

The real estate business segments meet the quantitative threshold for determining reportable segments:

 For the months ended:                        Domestic         International         Other
(in thousands)                                 Outlets            Outlets            Retail        Other          Total
                                            --------------    ----------------    ------------ -----------  ---------------
                                                                     (3)              (4)           (5)
Total revenues (1)
Three months ended:
    September 30, 2004.................          96,058                 -            4,435           259       100,752
    September 30, 2003 (2).............          87,304                 -            4,756           143        92,203
Nine months ended:
    September 30, 2004.................         276,243                 -           13,630           743       290,616
    September 30, 2003 (2).............         242,600                 -           14,043         5,452       262,095

Interest income
Three months ended:
     September 30, 2004................             251                98               10            37           396
     September 30, 2003 ...............             254                 -                8            41           303
Nine months ended:
     September 30, 2004................             747               266               24           107         1,144
     September 30, 2003 ...............             758                 -               22           137           917

Income (loss) from unconsolidated
investments
Three months ended:
     September 30, 2004................           4,151             2,900                -             -         7,051
     September 30, 2003................           1,002             2,123                -             -         3,125
Nine months ended:
     September 30, 2004................           8,505             8,893                -             -        17,398
     September 30, 2003................           1,002             6,069                -             -         7,071

NOI (loss) (1)
Three months ended:
     September 30, 2004................          74,584             5,681            2,854        (5,314)       77,805
     September 30, 2003................          64,508             4,143            2,672        (2,621)       68,702
Nine months ended:
     September 30, 2004................         210,639            15,217            7,614       (10,924)      222,546
     September 30, 2003................         175,936            10,659            7,675        (4,194)      190,076

Fixed asset additions (deletions)
Nine months ended:
     September 30, 2004................         163,422                 -           (2,821)          523       161,124
     September 30, 2003................         164,896                 -                -           942       165,838

Total assets
          September 30, 2004...........       1,907,430            34,186           66,782       117,894     2,126,292
    December 31, 2003.................        1,816,442            29,306           67,820        56,846     1,970,414
(1)	Approximately 73.2% and 73.9% of the OP's total revenues and approximately 77.4% and 77.0% of the OP's real estate NOI were generated by the OP's Premium Outlets during the three months ending September 30, 2004 and 2003, respectively. Approximately 72.7% and 76.1% of the OP's total revenues and approximately 76.8% and 78.8% of the OP's real estate NOI were generated by the OP's Premium Outlets during the nine months ending September 30, 2004 and 2003, respectively.
(2)	Excludes revenue for St. Helena, Mesa and American Tin Cannery properties, which are classified as discontinued operations.
(3)	Principally comprised of the OP's interests in Japan and Mexico.
(4)	Approximately 28.1% and 31.0% of the GLA is occupied by and approximately 20.9% and 20.7% of annual base rent is derived from one tenant during the 2004 and 2003 periods, respectively.
(5)	Includes corporate overhead assets.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

13. Segment Information (continued)

Following is a reconciliation of net operating income to net income for the three and nine months ended September 30, 2004 and 2003, (in thousands):

                                                                      Three Months Ended             Nine Months Ended
                                                                       September 30,                   September 30,
                                                                ---------------------------   ----------------------------
                                                                       2004          2003           2004           2003
                                                                ---------------------------   ----------------------------
Segment NOI..................................................      $77,805       $68,702          $222,546      $190,076
Interest expense - consolidated..............................      (19,613)      (17,743)         (57,550)       (50,930)
Interest expense - unconsolidated investments................         (406)         (268)          (1,064)           (601)
Depreciation and amortization - consolidated.................      (18,396)      (18,080)         (54,150)       (52,981)

Depreciation and amortization- unconsolidated investments....       (2,299)        (1,177)         (5,842)        (2,470)
Income tax - unconsolidated investments......................       (1,050)          (774)         (3,022)        (1,718)
Gain on sale of centers......................................           65             908             65          5,625
                                                                ------------ --------------   -------------   ------------
Net income...................................................      $36,106         $31,568        $100,983       $87,001
                                                                ============ ==============   =============   ============

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by $80.2 million. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in connection with the accompanying unaudited consolidated financial statements and notes thereto that are included in this quarterly report on Form 10-Q. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, the availability of financing, and changes in market rates of interest and fluctuations in exchange rates of foreign currencies. We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.0 million and $1.6 million at September 30, 2004, and December 31, 2003, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. In March 2004, the OP recognized an impairment loss of $0.9 million on the disposition of two non-core assets. The loss from impairment is reflected in other expense in the accompanying financial statements for the period ended September 30, 2004.

General Overview

From October 1, 2003 to September 30, 2004, rental revenue increased $20.3 million or 10.2% from wholly-owned properties to $218.2 million. Third quarter rental revenue grew $4.9 million or 7.0% to $75.2 million compared to the prior year. Since October 1, 2003, the OP acquired one center and expanded one wholly-owned center. Total revenue for the first nine months in 2004 was $290.6 million, representing an increase of 10.9% from the year-earlier period.

Income from unconsolidated investments for the three and nine months ending September 30, 2004, contributed approximately 9% and 8% to NOI compared with 5% and 4%, respectively in 2003. Chelsea Japan opened its fourth project, Tosu Premium Outlets in March 2004 and expanded Sano Premium Outlets in July 2004, both 40% owned. Las Vegas Premium Outlets and Chicago Premium Outlets, both 50% - owned, opened in August 2003 and May 2004, respectively.

At September 30, 2004, the OP’s portfolio consisted of 60 wholly or partially owned properties containing 16.9 million square feet of GLA. In 2004, the OP changed its reportable segments. As of September 30, 2004, the OP’s Outlets include 41 centers containing 14.3 million square feet of GLA and Other Retail includes 19 centers containing 2.6 million square feet of GLA.

Details of the 0.7 million square feet of net GLA added since October 1, 2003 are as follows:

                                                            12 months ended        9 months ended          3 months ended
                                                              September 30,          September 30,            December 31,
                                                                      2004                   2004                   2003
                                                         -------------------    ------------------        ----------------
Changes in GLA (sf in 000's):
New centers developed:
  Chicago Premium Outlets (50% owned)................            438                       438                        -
  Tosu Premium Outlets (40% owned)...................            187                       187                        -
                                                           ----------           ----------------           -------------
  Total new centers..................................            625                       625                        -

Centers expanded:
  Sano Premium Outlets ..............................             51                         51                       -
  Albertville Premium Outlets........................            125                         -                      125
  Other (net) .......................................             (2)                        (2)                      -
                                                           ----------           ----------------           -------------
Total centers expanded.................................          174                         49                     125

Centers acquired:
  Carlsbad Premium Outlets...........................            288                       288                        -

Centers disposed:
  American Tin Cannery Premium Outlets (1)...........           (135)                         -                    (135)
  Other Retail (2) ..................................           (217)                      (217)                       -
                                                           ----------           ----------------           -------------
Total centers disposed: .............................           (352)                      (217)                   (135)
Net GLA added during the period......................            735                       745                      (10)

GLA at the end of period.............................         16,872                     16,872                  16,127
1)	In January 2004, the OP terminated its long-term lease agreement, which was to expire in December 2004.
2)	Consists of properties sold at Factory Stores of America: Iowa, Louisiana; Lake George, New York; and Hempstead, Texas.

Results of Operations

Comparison of the three months ended September 30, 2004 with the three months ended September 30, 2003.

Income from continuing operations was $36.1 million, an increase of $5.4 million, or 17.6% from $30.7 million in 2003. The increase was primarily the result of the acquisition, development and expansion of five centers in 2003, the acquisition and development of three centers in 2004, higher rents from releasing and renewals partially offset by increases in general and administrative, interest and other expenses.

Base rentals improved to $67.4 million, an increase of $3.7 million or 5.9% from $63.7 million in 2003, primarily due to the acquisition of two centers in 2003 and one center in 2004, higher average rents on releasing and renewals and the expansion of one wholly-owned center in late 2003.

Percentage rents rose $1.1 million or 17.3% to $7.8 million in 2004, from $6.7 million in the previous year, primarily from greater tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $3.0 million, or 15.2%, to $23.0 million from $20.0 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 88.0% in 2004 compared with 85.9% in the earlier period.

Other income increased $0.6 million or 32.6% to $2.5 million from $1.9 million in 2003, primarily due to improved ancillary operating income and interest income from higher rates in 2004.

Operating and maintenance expenses increased $2.4 million or 9.7% to $26.8 million from $24.4 million in 2003. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $0.6 million or 3.5% to $18.4 million from $17.8 million in 2003 due to increased depreciation from the acquisition of two centers and the expansion of one wholly-owned center in 2003.

General and administrative expense grew $2.6 million or 101% to $5.1 million from $2.5 million in 2003, primarily due to increases in compensation, corporate governance, professional fees and legal fees related to the merger.

Other expenses decreased $0.3 million or 14.5% to $1.7 million in 2004 from $2.0 million in the previous year. The decrease in expenses was primarily from lower bad debt and legal expenses in 2004 as well as a loss from Chelsea Interactive of $0.7 million in the 2003 period, partially offset by a $0.9 million settlement of shareholder lawsuit in 2004.

Income from unconsolidated investments was up $3.9 million, or 125.6%, to $7.0 million from $3.1 million in 2003, due to higher earnings from Chelsea Japan resulting from the opening of one center in 2004, and the opening of Las Vegas Premium Outlets in 2003 as well as the opening of Chicago Premium Outlets in May 2004.

Interest expense increased $1.7 million or 9.7% to $19.6 million from $17.9 million in 2003, due to higher debt that financed acquisitions and development.

Preferred unit requirement includes a $1.7 million write-off of offering costs associated with the redemption of the Series B Cumulative Redeemable Preferred Units in September 2004.

Results of Operations (continued)

Comparison of the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

Income from continuing operations was $101.0 million, representing an increase of $20.2 million, or 25.0% from $80.8 million in 2003. The increase was primarily the result of the acquisition, development and expansion of six centers in 2003, and development of three centers in 2004, higher rents from releasing and renewals and contribution to earnings from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses due to the growth of the portfolio.

Base rentals were $199.9 million, an increase of $17.6 million, or 9.7% from $182.3 million in 2003, primarily due to the acquisition of three centers in 2003 and one center in 2004, higher average rents on releasing and renewals and the expansion of one wholly-owned center in late 2003.

Percentage rents rose $2.6 million or 16.8% to $18.3 million in 2004, from $15.7 million in the previous year, primarily from improved tenant sales and acquisitions during 2003.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $6.5 million, or 11.1%, to $65.5 million from $59.0 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 88.2% in 2004 compared with 87.8% in the earlier period.

Other income increased $1.7 million or 33.3% to $6.9 million from $5.2 million in 2003, primarily due to an increase in ancillary operating income and interest income from higher rates in 2004, partially offset by a gain on an outparcel sale in 2003.

Operating and maintenance expenses increased $6.6 million, or 9.3%, to $77.6 million from $71.0 million in 2003. The increase was primarily due to costs related to increased GLA.

Depreciation and amortization expense was up $2.0 million or 3.8% to $54.2 million from $52.2 million in 2003 due to increased depreciation from the acquisition of three centers and the expansion of one center in late 2003.

General and administrative expense grew $5.6 million or 78.0% to $12.8 million from $7.2 million in 2003, primarily due to increases in compensation, employee benefits, corporate governance, professional fees and legal fees related to the merger.

Other expenses decreased $1.8 million or 27.9% to $4.8 million in 2004 from $6.6 million in the previous year. The decrease in expenses was primarily from Chelsea Interactive’s contribution to earnings of $1.0 million in 2004 compared with a $2.4 million loss in 2003, partially offset by the $0.9 million settlement of a shareholder lawsuit and the impairment loss on two non-core centers sold in 2004.

Income from unconsolidated investments was up $10.3 million, or 146.0%, to $17.4 million from $7.1 million in 2003, chiefly due to higher earnings from Chelsea Japan, resulting from the opening of two new centers and the expansion of one center and the opening of Las Vegas Premium Outlets in 2003 and Chicago Premium Outlets in May 2004.

Interest expense increased $6.2 million or 12.1% to $57.6 million from $51.4 million in 2003, due to higher debt that financed acquisitions and development.

Preferred unit requirement includes a $1.7 million write-off of offering costs associated with the redemption of the Series B Cumulative Redeemable Preferred Units in September 2004.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2003 of $181.6 million is expected to increase with a full year of operations from the development, acquisition and expansion of three joint venture centers and four wholly owned centers, which contributed 2.1 million square feet of GLA during 2003 as well as openings of approximately 975,000 square feet of new joint venture GLA in 2004. The OP has adequate funding sources to complete and open all current development projects from available cash, loans from its new parent, Simon Property Group, Inc. ("Simon") and secured construction financing. In conjunction with the Simon/Chelsea merger, the OP’s $200 million line of credit was repaid and extinguished. The OP does, however, have access to capital through Simon’s $1.25 billion credit facility, which was undrawn at September 30, 2004. In the unlikely event that the Simon credit facility is unavailable to the OP, the OP also has access to the public markets through its remaining $700 million debt shelf registration.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

Common distributions declared and recorded in 2004 were $92.4 million, or $1.80 per unit. The OP’s distribution payout ratio as a percentage of net income before gain or loss on sale of assets and depreciation and amortization (reduced by amortization of deferred financing costs, depreciation of non-real estate assets and preferred distribution ("FFO")) was 61%.

The OP’s $200 million Senior Credit Facility which was to expire in March 2005 bore interest on the outstanding balance at an annual rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% (2.46% at September 30, 2004) or the prime rate, at the OP’s option and had an annual facility fee of 0.125%. The LIBOR rate spread ranged from 0.85% to 1.50% depending on the OP’s Senior Debt rating. The Senior Credit Facility outstanding balance of $100 million was repaid on October 14, 2004 in conjunction with the Simon/Chelsea merger and the Facility was extinguished.

In March 2004, the OP issued $100 million 3.5% unsecured notes due March 15, 2009. The notes were priced at 99.534% of par value to yield 3.603% to investors. Proceeds were used to repay borrowings under a $100 million bridge loan due July 2004.

In September 2004, the OP completed an all-cash acquisition of Carlsbad Company Stores, a 290,000 square foot shopping center located in Carlsbad, California for $102.9 million. The OP exercised its option, which was granted prior to development of the center, to acquire the shopping center from a privately held company. The OP entered a $100 million term loan to acquire the Center, which was due upon the closing of the merger between Simon and the Company. The term loan bore interest on the outstanding balance, payable monthly at LIBOR plus 0.85% per annum. The term loan facility was fully repaid on October 14, 2004.

In October 2004, the OP borrowed $65 million from Simon Property Group, Inc. and issued an unsecured promissory note due December 31, 2004. Interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used primarily to redeem the Series C Preferred Stock prior to the Simon/Chelsea merger closing on October 14, 2004.

Liquidity and Capital Resources (continued)

A summary of the maturity of the OP’s contractual debt obligations (at par) as of September 30, 2004, is as follows (in thousands):

                                                                                                           More
                                                     Less than           2 to 3            4 to 5          than
                                         Total          1 Year            Years            Years           5 Years
                                   ------------     ------------      ------------     -------------      -----------
Unsecured bank debt                    $288,237        $206,435          $ 26,077           $ 3,600          $52,125
Unsecured notes                         725,000          50,000           125,000           150,000          400,000
Mortgage debt                           308,880           7,315            16,345           161,433          123,787
                                   ------------     ------------      ------------     -------------      -----------
   Total debt                         1,322,117         263,750           167,422           315,033          575,912
Ground  and operating leases             22,871           1,756             1,916             1,589           17,610
Real estate commitments                  47,407          47,407                 -                 -                -
Deferred compensation                    24,000               -            24,000                 -                -
                                   ------------     ------------      ------------     -------------      -----------
Total obligations                    $1,416,395        $312,913          $193,338          $316,622         $593,522
                                   ============     ============      ============     =============      ===========

At September 30, 2004, construction for international and domestic development included projects totaling 0.9 million square feet of GLA. Internationally, projects include the 230,000 square-foot first phase of Premium Outlets Punta Norte in Mexico City scheduled to open in late 2004 and the 70,000 square-foot expansion of Rinku Premium Outlets in Japan in December 2004. In addition, the 178,000 square-foot first phase of Toki Premium Outlets, located near Nagoya, Japan, is scheduled to be completed by spring 2005. The Punta Norte project is a development of the OP’s 50% owned Mexican joint venture. The Rinku and Toki projects are developments of the OP’s 40% owned Japanese joint venture. Domestically, the 380,000 square-foot Seattle Premium Outlets, located near Seattle, Washington, commenced construction in 2004 and is scheduled to open in spring 2005. Other projects in various stages of development are expected to commence construction in 2005 and open in 2006 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, the peso denominated line of credit, available cash or through the parent company loans. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

In connection with the Simon joint venture, the OP has committed to provide 50% of the development costs, or approximately $45.0 million for Chicago Premium Outlets. As of September 30, 2004, the OP had contributed $42.6 million to the Chicago project.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of September 30, 2004, are as follows:

            Total Facility            |                                 Outstanding
  ----------------------------------- |  ---------------------------------------------------------------------
                                      |                                                      Due     Interest
  Yen              US $ Equivalent    |      Yen       US $ Equivalent    US $  Guarantee    Date        Rate
  ----------      ----------------    |  -----------  ----------------   ----------------    -----   --------
3.8 billion (1)   $34.5 million       |  3.1 billion    $27.9 million    $11.2 million       2015      2.20%
 0.6 billion (1)     5.5 million      |  0.5 billion      4.3 million      1.7 million       2012      1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

Liquidity and Capital Resources (continued)

The Company along with the OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop own and operate Premium Outlet centers in Mexico. In July 2003, the first development project broke ground, the 230,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City which is scheduled to open in late 2004. The OP is responsible for financing its 50% share of project costs or approximately $16.0 million. As of September 30, 2004, the OP had contributed $13.5 million toward project costs and capitalized professional and other costs of $4.2 million.

In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-dominated revolving facility (US $15.8 million as of September 30, 2004) to provide funding for projects in Mexico. The peso facility has a three- year term and the drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank’s cost of funds spread limited to 20% of the TIIE, with an annual facility fee of 0.15% on the unused balance. The TIIE with rate spread ranges from 0.725% to 1.37% depending on the OP’s Senior Debt rating. This facility is guaranteed by the Company and the OP. At September 30, 2004, the outstanding balance was 125.5 million pesos (approximately US $11.0 million).

On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive would no longer operate its e-commerce technology platform, but would retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive’s largest clients entered into service agreements with GSI-Chelsea Solutions and transitioned the e-commerce activities to the GSI-Chelsea platform in the second quarter of 2004.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP’s total investment in Europe as of September 30, 2004, was $3.6 million. The OP has also provided $14.6 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees, shall not survive more than five years after project completion.

Net cash provided by operating activities was $155.5 million and $130.0 million for the nine months ended September 30, 2004, and 2003, respectively. The increase was primarily due to increased operating cash flow generated from the growth of the OP’s GLA. Net cash used in investing activities was $190.2 million in 2004 and $186.9 million in 2003. The increase was primarily due to higher cash proceeds from sales of centers in 2003. Net cash provided by financing activities decreased to $33.3 million from $63.8 million for the nine months ended September 30, 2004, and 2003, respectively. The decrease was primarily the result of increased borrowings more than offset by increased distributions and decreased stock sale proceeds in 2004.

Funds from Operations

Industry practice is to evaluate real estate properties in part based on funds from operations (“FFO”). Management considers FFO to be a key measure of operating performance that is not specifically defined by accounting principles generally accepted in the United States (“GAAP”). Management also believes FFO is helpful to investors because it is a widely recognized measure of the performance of REITs and provides a relevant basis for comparison among REITs. Management of the OP uses this measure internally to measure the operating performance of its portfolio.

As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is consolidated net income computed in accordance with GAAP:

•	excluding real estate related depreciation and amortization,
•	excluding gains and losses from extraordinary items and cumulative effects of accounting changes,
•	excluding gains and losses from the sales of real estate,
•	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
•	all determined on a consistent basis in accordance with GAAP.

The OP has adopted NAREIT’s clarification of the definition of FFO that requires it to include the effects of nonrecurring items not classified as extraordinary, cumulative effect of accounting change or resulting from the sale of depreciable real estate. However, investors should understand that FFO:

•	does not represent cash flow from operations as defined by GAAP,
•	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
•	is not an alternative to cash flows as a measure of liquidity.

The following schedule sets forth total FFO and reconciles consolidated net income, which management believes is the most directly comparable GAAP financial measure, to FFO for the periods presented.

Funds from Operations (continued)

                                                                                    Three Months Ended
                                                                                      September 30,
                                                                            2004                        2003
  (In thousands, except per unit data):                           $             Per unit          $            Per unit
                                                                ---------------------------     ------------------------
  Net income..............................................        $36,106       $0.70           $31,568         $0.62
    Preferred distribution................................         (3,722)     ($0.07)           (2,296)       ($0.04)
                                                                -------------   -----------     -----------  -----------
  Net income available to unitholders.....................         32,384       $0.63            29,272         $0.58
    Depreciation and amortization-wholly-owned............         18,396       $0.36            18,080         $0.36
    Depreciation and amortization-joint ventures..........          2,299       $0.04             1,177         $0.02
     Amortization of deferred financing costs and
        depreciation of non-rental real estate assets.....           (718)     ($0.01)             (600)       ($0.01)
    Net gain on sale of assets............................            (65)         -               (908)       ($0.02)
                                                                -------------   -----------     -----------  -----------
 FFO available to common unitholders......................        $52,296       $1.02           $47,021         $0.93
                                                                =============   ===========     ===========  ===========

  Weighted average units outstanding:
  General partner.........................................         44,157                        43,304
  Limited partners........................................          7,203                         7,389
                                                                -------------                   -----------
  Total...................................................         51,360                        50,693
                                                                =============                   ===========

-------------------------------------------------------------------------------------------------------------------------------

                                                                                   Nine Months Ended
                                                                                     September 30,

                                                                           2004                   2003
  (In thousands, except per unit data):                          $             Per unit         $          Per unit
                                                               ---------------------------    ------------------------
  Net income..............................................       $100,983       $1.97           $87,001         $1.75
    Preferred distribution................................         (8,314)     ($0.16)           (6,888)       ($0.14)
                                                               ------------  -------------    -----------  -----------
  Net income available to unitholders.....................         92,669       $1.81            80,113         $1.61
    Depreciation and amortization-wholly-owned............         54,150       $1.06            52,981         $1.06
    Depreciation and amortization-joint ventures..........          5,842       $0.11             2,470         $0.05
     Amortization of deferred financing costs and
        depreciation of non-rental real estate assets.....         (2,083)     ($0.04)           (1,783)       ($0.03)
    Net gain on sale of assets............................            (65)          -            (5,625)       ($0.11)
                                                               ------------  -------------    -----------  -----------
 FFO available to common unitholders......................       $150,513       $2.94          $128,156         $2.58
                                                               ============  =============    ===========  ===========

  Weighted average units outstanding:
  General partner.........................................         44,016                        42,302
  Limited partners........................................          7,240                         7,464
                                                               -----------                    -----------
  Total...................................................         51,256                        49,766
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP’s primary strategy is to protect against these risks by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of one of its term loans. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006.

At September 30, 2004, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $2.3 million annually.

Following is a summary of the OP’s debt obligations at September 30, 2004 (in thousands):

                                                                      Expected Maturity Date
                        ----------------------------------------------------------------------------------------------------
                              2005     2006      2007        2008         2009     Thereafter     Total      Fair Value
                         ----------  -------    --------   ---------    ---------  ------------- --------    ------------
Fixed Rate Debt:          $49,975        -     $124,898   $163,013     $149,535      $553,314     $1,040,735  $1,120,336
Average Interest Rate:      8.38%        -        7.25%      6.99%        5.21%          7.05%       6.86%

Variable Rate Debt:       216,484        -       11,028         -            -         60,725(1)     288,237     288,237
Average Interest Rate:      2.50%        -        9.20%         -            -           2.90%        2.76%

(1) Subject to an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of September 30, 2004 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

During the nine months ended September 30, 2004, there have not been any significant changes to our internal controls including any corrective actions with regard to significant deficiencies and material weaknesses or other factors that could significantly affect these controls.

Part II. Other Information

Item 1. Legal Proceedings

On June 24, 2004, a lawsuit was filed in the Court of Chancery in Essex County, New Jersey seeking to enjoin the merger. The complaint, which was brought by a purported stockholder of the Company, names the Company and each of the members of its board of directors as defendants.

The complaint alleges that the defendants have violated fiduciary duties of care, loyalty, candor and independence owed to the public stockholders of the Company. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement is unenforceable, a preliminary and permanent injunction against the defendants from proceeding with or closing the merger unless and until the Company implements a procedure that is free from conflicts of interest and an award of attorneys’ fees and costs of suit.

A settlement hearing was held on October 5, 2004 at which the court approved a settlement of the case involving certain additional disclosure and the payment by the Company of costs of approximately $0.9 million to the plaintiff’s attorneys.

Item 4.  Submission of Matters to a Vote of Security Holders

           On October 13, 2004, a special meeting of the limited partners of CPG Partners, L.P. was held, at which the limited partners by unanimous vote approved the merger of CPG Partners, L.P. with Simon Property Group, L.P. and the Agreement and Plan of Merger, dated as of June 20, 2004, by and among Simon Property Group, Inc., Simon Property Group, L.P., Simon Acquisition I, LLC, Simon Acquisition II, LLC, Chelsea Property Group, Inc. and CPG Partners, L.P.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No. 31.1 31.2 32.1 32.2	Description Section 302 Certifications Section 302 Certifications Section 906 Certifications Section 906 Certifications

(b) None.

CPG PARTNERS, L.P.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPG Partners, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Chief Financial Officer

Date: November 12, 2004