Form 10-K
period 2004-12-31
CPG PARTNERS LP
filed 2005-03-17
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

Documents incorporated by reference:

None

PART I

Item 1. Business

The OP

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is 84.4% owned and managed by its sole general partner, Chelsea Property Group, Inc. (the "Company"). In October 2004, the Company merged with Simon Property Group, Inc. and became a private real estate investment trust ("REIT", see merger discussion in Recent Developments). The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of December 31, 2004, the OP wholly or partially-owned 60 centers in 30 states, Japan and Mexico containing approximately 17.1 million square feet of gross leasable area ("GLA"); the OP's portfolio comprised 41 Domestic and International Outlet centers containing 14.5 million square feet of GLA (the "Outlets") and 19 other centers containing approximately 2.6 million square feet of GLA ("Other Retail") (collectively the "Properties"). The OP's Outlets generated approximately 97.0% and 96.4% of the OP's real estate net operating income for the years ended December 31, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Mexico City, Mexico and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu. During 2004, the OP's Domestic Outlets generated weighted average tenant sales of $402 per square-foot, defined as total sales reported by tenants divided by their gross leasable area, weighted by number of months in operation.

The OP's executive offices are located at 105 Eisenhower Parkway, Roseland, New Jersey 07068 (telephone 973-228-6111). The Company's website can be accessed at www.cpgi.com. A copy of the OP's Forms 10-K, 10-Q, 8-K and other filings can be obtained free of charge, by contacting the Company via the website. Simon Property Group, Inc. ("Simon"), the OP's parent company is located at 115 West Washington Street, Indianapolis, Indiana 46204 (telephone 317-636-1600). Simon's website can be accessed at www.simon.com.

Recent Developments

Mergers

On June 21, 2004, Simon Property Group, Inc. ("Simon") and the Company announced a merger agreement (the "Merger Agreement") whereby Simon would acquire all of the outstanding common stock of the Company and operating partnership units of the OP in a transaction valued at approximately $5.2 billion, including the assumption of debt. The merger was approved by the Company's shareholders and closed on October 14, 2004 ("the Merger").

The Company's common shareholders received consideration of $36.00 per share for each share of common stock in cash, a fractional share of 0.2936 of Simon common stock, and a fractional share of 0.3000 of Simon 6% Series I convertible perpetual preferred stock. The holders of OP limited partnership common units exchanged their units for common and convertible preferred units of Simon Property Group, L.P.

CPG Partners, L.P., became a wholly owned subsidiary of Simon Property Group, L.P as of October 14, 2004. The OP is managed as an operating division of Simon and continues to operate through its existing senior management headquartered in Roseland, NJ. The OP incurred costs of approximately $23 million in conjunction with the merger.

Acquisitions

In September 2004, the OP completed an all-cash acquisition of Carlsbad Company Stores, a 288,000 square-foot shopping center located in Carlsbad, California for $102.9 million. The OP exercised its option, which was granted prior to development of the center, to acquire the shopping center from a privately held company. The OP entered into a $100 million term loan to fund the acquisition. The term loan was repaid on October 14, 2004 in conjunction with the OP's merger with Simon.

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

The OP sold Santa Fe Premium Outlets located in Santa Fe, New Mexico in December 2004. Net proceeds from the sale of the center were approximately $7.7 million and the net book value was $10.3 million. As a result, the OP recognized a loss on sale of $2.6 million in the fourth quarter 2004, which was presented as a loss on sale of discontinued operations in the accompanying financial statements.

Chelsea Interactive

On February 17, 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive would no longer operate its e-commerce technology, but would retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive's largest clients entered into service agreements with GSI-Chelsea Solutions and transitioned e-commerce activities to the GSI-Chelsea platform in May 2004. The OP recognized a gain of $1.0 million in 2004 from the wind-down of operations of Chelsea Interactive.

The following table sets forth a summary of the GLA changes from developments, expansions, acquisitions and dispositions from January 1 through December 31, 2004:

                                                                            GLA     Number
Property                                      Owned        Date (1)    (Sq. Ft.)    of Stores  Tenants (2)
----------------------------------------      ----------  --------- -------------  ----------  ---------------------------------

As of January 1, 2004....................                             16,127,000       3,953

New centers developed:

Chicago Premium Outlets..................        50%      05/04          438,000         121   Ann Taylor, Banana Republic,
  Aurora, IL                                                                                   Calvin Klein, Coach, Diesel,
                                                                                               Dooney & Bourke, Elie Tahari,
                                                                                               Gap, Giorgio Armani, Kate
                                                                                               Spade, Nike, Polo Ralph Lauren

Premium Outlets Punta Norte..............        50%      12/04          232,000         115   Adidas, Levi's, Nautica, Nike,
  Mexico City, Mexico                                                                          Nine West, Puma, Reebok,
                                                                                               Rockport, Roberto Cavalli,
                                                                                               Samsonite, Sony, Zegna

Tosu Premium Outlets ....................        40%      03/04          187,000         103   BCBG, Bose, Coach, Cole Haan,
  Fukuoka, Japan                                                                               Lego, Nike, Petit Bateau, Max
                                                                                               Azria, Theory
                                                                    -------------  ----------
Total Development .......................                                857,000         339

Expansions:
 Sano Premium Outlets....................        40%      07/04           51,000          13   Bally, Brooks Brothers, Coach,
   Sano, Japan                                                                                 Dunhill, Escada, Furla,
                                                                                               Harrod's, Kanzo, Nautica, New
                                                                                               Yorker, Nine West, Timberland

Rinku Premium Outlets....................        40%      12/04          71,000            33  Armani, Bally, Coach, Dolce &
   Izumisano, Japan                                                                            Gabbana, Etro, Gap, Hugo Boss,
                                                                                               Lanvin, Nautica, Nike,
                                                                                               Salvatore Ferragamo, Versace
The Crossings Premium Outlets............       100%      11/04           22,000            3  Ann Taylor, Banana Republic,
  Tannersville, PA                                                                             Coach, Liz Claiborne, Polo
                                                                                               Ralph Lauren, Reebok, Tommy
                                                                                               Hilfiger
Other (net) .............................                                 1,000             8
                                                                    -------------  ----------
Total expansions.........................                                145,000          57

Acquisitions:
Carlsbad Premium Outlets.................       100%      9/04           288,000          91   Banana Republic, Calvin Klein,
  Carlsbad, CA                                                                                 Cole Haan, Gap, Guess, Polo
                                                                                               Ralph Lauren, Reebok, Tommy
                                                                                               Hilfiger

                                                                    -------------  ----------
Total acquisitions:......................                                288,000          91

Dispositions:
Santa Fe Premium Outlets.................       100%      12/04         (125,000)        (38)
  Santa Fe, NM

Factory Stores of America................       100%      05/04         (109,000)        (15)
   Iowa, LA
Factory Stores of America................       100%      09/04          (64,000)         (4)
   Hempstead, TX
Factory Stores of America................       100%      04/04          (44,000)        (11)
  Lake George, NY

                                                                    -------------  ----------
Total dispositions.......................                               (342,000)        (68)

Net additions for 2004...................                                948,000         419
                                                                    -------------  ----------
Totals as of December 31, 2004...........                             17,075,000       4,372
                                                                    =============  ==========
1)	Development, expansion, acquisition or disposition date.

2)	Consists of tenants who lease at least 5,000 square feet of GLA or have estimated sales of more than $300 per square-foot. Most tenants pay a fixed base rent based on square feet leased and pay percentage rent based on sales.

Recent Developments (continued)

Some of the most recent newly developed, acquired or expanded centers are discussed below:

Chicago Premium Outlets, Aurora, Illinois- Chicago Premium Outlets, a new 438,000 square-foot, single-phase center containing 121 stores opened in May 2004. The center is located in Aurora, the second largest city in Illinois, approximately 35 miles west of Chicago, off Interstate 88 at North Farnsworth Avenue. The population within a 15-mile, 30-mile and 60-mile radius is 1.1 million, 4.7 million and 9.8 million, respectively. Average household income within 30-mile radius is approximately $82,000.

Premium Outlets Punta Norte, Mexico City, Mexico- Premium Outlets Punta Norte, a 232,000 square-foot center opened its first phase containing 115 stores in December 2004. The new center is located in Mexico City, the cultural heart of Mexico, attracting a significant number of international and domestic visitors. The target population within a 20-mile radius is approximately 5.5 million. Average household income within the 20-mile radius is approximately $20,000.

Tosu Premium Outlets, Fukuoka, Japan- Tosu Premium Outlets, a 187,000 square-foot center containing 103 stores opened in March 2004. The new center is near the Tenjin area of Fukuoka City, as well as other metropolitan areas of Oita, Kumamoto and Nagasaki, Japan. The population within a 30-mile and 50-mile radius is approximately 4.5 million and 8.3 million, respectively.

Sano Premium Outlets, Sano, Japan- Sano Premium Outlets, a 229,000 square-foot center containing 110 stores, opened in March 2003 and expanded by 51,000 square feet in July 2004. The center is located 40 miles north of Tokyo on Route 50 off the Tohoku Expressway. Sano is near some of Japan's most famous tourist spots, including Nikko and the Nasu-Kogen resort area. The population within a 20-mile and 30-mile radius is 2.5 million and 8.3 million, respectively.

Rinku Premium Outlets, Izumisano, Japan - Rinku Premium Outlets, a 321,000 square-foot center containing 153 stores, opened its initial phase in November 2000 and was expanded in March 2002 and December 2004. The Phase III expansion that opened in December 2004 consisted of 71,000 square feet of GLA and 33 stores. The center is located 45 miles south of Osaka near Kansai International Airport. The population within a 35-mile and 65-mile radius are approximately 12.0 million and 19.1 million, respectively.

The Crossings Premium Outlets, Tannersville, Pennsylvania- The Crossings Premium Outlets, a 390,000 square-foot center containing 111 stores was acquired in June 2003 and expanded by 22,000 square feet in November 2004, resulting in a total amount of GLA of 411,000 square feet. The center is located in Tannersville approximately 13 miles west of the Delaware Water Gap, directly off Interstate 80. The population within a 15-mile, 30-mile and 60-mile radius is 0.2 million, 1.0 million and 2.7 million, respectively. Average household income within a 30-mile radius is approximately $63,000.

Carlsbad Premium Outlets, Carlsbad, California- Carlsbad Premium Outlets, a 288,000 square-foot center containing 91 stores was acquired in September 2004. The center is located in the north coastal region of San Diego County, off Interstate 5, the primary north-south transportation passageway between Los Angeles and San Diego. This Southern California region is near popular tourist destinations, including San Diego Zoo, Disneyland, Universal Studios, SeaWorld Adventure Park and Knott's Theme Park. The population within a 15-mile, 30-mile and 60-mile radius is 0.7 million, 2.1 million and 6.5 million, respectively. Average household income within a 30-mile radius is approximately $77,000.

Strategic Alliances and Joint Ventures

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan. The joint venture, known as Chelsea Japan Co., Ltd. ("Chelsea Japan"), has four operating centers: Gotemba Premium Outlets, Rinku Premium Outlets, Sano Premium Outlets and Tosu Premium Outlets. Chelsea Japan opened its fifth center, Toki Premium Outlets, located near Nagoya, Japan, in March 2005.

During 2002, the OP and Simon agreed to develop two Premium Outlet centers under separate 50/50 joint ventures, the 435,000 square-foot Las Vegas Premium Outlets, which opened in August 2003 and the 438,000 square-foot Chicago Premium Outlets which opened in May 2004 ("Simon-Ventures").

Strategic Alliances and Joint Ventures (continued)

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. The 232,000 square-foot first phase of Premium Outlets Punta Norte located near Mexico City, opened in December 2004. The OP contributed its 50% share or $15.9 million of project costs through December 31, 2004.

The OP has made several investments through joint ventures with others. Joint venture investments may involve risks not otherwise present for investments made solely by the OP, including the possibility its co-venturers might become bankrupt, its co-venturers might at any time have different interests or goals than the OP, and that the co-venturers may take action contrary to the OP's instructions, requests, policies or objectives, including its policy with respect to maintaining the qualification of the Company as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither its co-venturer nor the OP would have full control over the joint venture. There is no limitation under the OP's organizational documents as to the amount of funds that may be invested in partnerships or joint ventures; however, the OP's loan covenants do contain certain limitations.

Organization of the OP

The Company (which owned 84.4% of the Operating Partnership as of December 31, 2004) is the sole general partner of the Operating Partnership and has full and complete control over the management of the Operating Partnership and each of the Properties, excluding joint ventures.

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

Strong Tenant Relationships. The OP maintains strong tenant relationships with high-fashion, upscale manufacturers and retailers that have a selective presence in the outlet industry, such as Banana Republic, Brooks Brothers, Chanel, Coach, Cole Haan, Giorgio Armani, Gucci, Nautica, Polo Ralph Lauren, Tommy Hilfiger and Versace, as well as with national brand-name manufacturers such as Adidas, Carter's, Gap, Nike, Phillips-Van Heusen (Bass, Calvin Klein, Izod, Geoffrey Beene, Van Heusen) and Timberland. The OP believes that its ability to draw from both groups is an important factor in providing broad customer appeal and higher tenant sales.

High Quality Property Portfolio. The OP's Domestic Outlets generated weighted average reported tenant sales during 2004 of $402 per square-foot. As a result, the OP has been successful in attracting some of the world's most sought-after brand-name designers, manufacturers and retailers and each year has added new names to the outlet business and its centers. The OP believes that the quality of its centers gives it significant advantages in attracting customers and negotiating multi-lease transactions with tenants.

Business Strategy (continued)

Management Expertise. The OP believes it has a competitive advantage in the manufacturers' outlet business as a result of its experience in the business, long-standing relationships with tenants and expertise in the development and operation of manufacturers' outlet centers. Management developed a number of the earliest and most successful outlet centers in the industry, including Liberty Village Premium Outlets (one of the first manufacturers' outlet centers in the U.S.) in 1981, Woodbury Common Premium Outlets in 1985 and Desert Hills Premium Outlets in 1990. Since its formation, the OP has added significantly to its senior management in the areas of development, leasing and property management without increasing general and administrative expenses as a percentage of total revenues; additionally, the OP intends to continue to invest in systems and controls to support the planning, coordination and monitoring of its activities.

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

Developing New Centers and Expanding Existing Centers. The OP believes that there continues to be significant opportunities to develop manufacturers' outlet centers across the United States and internationally. The OP intends to undertake such development selectively, and believes that it will have a competitive advantage in doing so as a result of its development expertise, tenant relationships and access to capital. The OP expects that the development of new centers and the expansion of existing centers will continue to be a substantial part of its growth strategy. The OP believes that its development experience and strong tenant relationships enable it to determine site viability on a timely and cost-effective basis. However, there can be no assurance that any development or expansion projects will be commenced or completed as scheduled.

International Development. The OP continues to develop, own and operate Premium Outlet centers in Japan through its joint venture company, Chelsea Japan. In 2004, Chelsea Japan opened the 187,000 square-foot first phase of Tosu Premium Outlets, located approximately 20 miles south of Fukuoka, Japan and expanded Rinku Premium Outlets, by 71,000 square-feet and Sano Premium Outlets by 51,000 square-feet. Gotemba Premium Outlets at 390,000 square feet is the OP's largest and most productive outlet center in Japan. The OP also opened its first center in Mexico in December 2004; a 232,000 square-foot first phase of Premium Outlets Punta Norte, located north of Mexico City, developed through a joint venture with Sordo Madaleno y Asociadios. Additional projects underway in Japan included the March 2005 opening of Toki Premium Outlets, a 178,000 square-foot, first phase center located near Nagoya, Japan. Toki Premium Outlets is Chelsea Japan's fifth premium development since its founding in 2000: after development of Toki Premium Outlets, Chelsea Japan has more than 1.3 million square-feet of GLA in its portfolio. The OP believes that there are significant opportunities to develop additional manufacturers' outlet centers internationally. The OP intends to pursue these opportunities as viable sites and local partners are identified.

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

Marketing. The OP pursues an active, property-specific marketing strategy using a variety of media including newspapers, television, radio, billboards, regional magazines, guide books, direct mailings and the internet. The centers are marketed to tour groups, conventions and corporations; additionally, each property participates in joint destination marketing efforts with other area attractions and accommodations. Virtually all consumer-marketing expenses incurred by the OP are reimbursable by tenants.

Property Design and Management. The OP believes that effective property design and management are significant factors in the success of its properties and works continually to maintain or enhance each center's physical plant, original architectural theme and high level of on-site services. Each property is designed to be compatible with its environment and is maintained to high standards of aesthetics, ambiance and cleanliness in order to promote longer visits and repeat visits by shoppers. The OP has 661 full-time and 243 part-time employees. Of these employees, 515 full-time and 238 part-time are involved in on-site maintenance, security, administration and marketing. An on-site property manager generally manages centers with oversight from a regional operations director.

Financing

The OP seeks to maintain a strong, flexible financial position by: (i) maintaining a moderate level of leverage, (ii) extending and sequencing debt maturity dates, (iii) managing floating interest rate exposure and (iv) maintaining liquidity. As a result of the Merger, the OP has access to capital under Simon's $2.0 billion credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

The Properties compete for retail consumer spending on the basis of the diverse mix of retail merchandising and value oriented pricing. Manufacturers' outlet centers have established a niche capitalizing on consumers' desire for value-priced goods. The Properties compete for customer spending with other outlet locations, traditional shopping malls, off-price retailers, and other retail distribution channels. The OP believes that the Outlets generally are the leading manufacturers' outlet centers in each market. The OP carefully considers the degree of existing and planned competition in each proposed market before deciding to build a new center.

Operating Strategy (continued)

Environmental Matters

The OP is not aware of any environmental liabilities relating to the Properties that would have a material impact on the OP's financial position and results of operations.

Personnel

As of December 31, 2004, the OP had 661 full-time and 243 part-time employees. None of the employees are subject to any collective bargaining agreements, and the OP believes it has good relations with its employees.

Item 2. Properties

As of December 31, 2004, the OP had 60 centers in 30 states, Japan and Mexico containing approximately 17.1 million square feet of gross leasable area. Of the 60 centers, 55 are owned 100% (50 in fee and 5 under long-term leases). The OP operates all 55 of its domestic centers; Chelsea Japan manages the centers in Japan and the OP's Mexican affiliate manages the center in Mexico.

The OP's domestic and international outlet centers consist of 41 upscale, fashion-oriented manufacturers' outlet centers located in or near New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Mexico City, Mexico and Tokyo, Osaka and Fukuoka, Japan, or within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu. The Domestic Outlets were 99% leased as of December 31, 2004, and contained 3,338 stores with 674 different tenants. The International Outlets in Japan were 100% leased as of December 31, 2004 and contained 524 stores with approximately 270 different tenants. The Mexico center, which contains 115 stores, opened in December 2004 and was 33% leased as of year-end. The OP's Other Retail centers were 91% leased as of December 31, 2004, and contained 395 stores with 147 different tenants.

The OP believes the Properties are adequately covered by insurance.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6% of the OP's base rents; and no tenant occupies more than 7% of the OP's total domestic GLA at December 31, 2004. As a result, and considering the OP's past success in re-leasing available space, the OP believes the loss of any individual tenant would not have a significant effect on future operations.

For the years ended December 31, 2004, 2003 and 2002, respectively, 13%, 13% and 16% of the OP's total revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason might have a material adverse effect on the OP. In addition, for the years ended December 31, 2004, 2003 and 2002, respectively, 23%, 23% and 25% of the OP's total revenues were derived from the OP's centers in California.

Woodbury Common Premium Outlets contributed more than 10% of the OP's consolidated gross revenues during 2004. No tenant leases more than 5% of the GLA of Woodbury Common. The following chart shows certain information for Woodbury Common.

                        Fiscal                Occupancy            Avg. Annual
                         Year                  Rate               Rent Per Sq Ft
                     -----------          ----------------     -----------------
                       2000                     100.0%                  $38.55
                       2001                      98.8%                   38.63
                       2002                     100.0%                   41.23
                       2003                     100.0%                   44.62
                       2004                     100.0%                   48.78

Woodbury Common Premium Outlets opened in four phases in 1985, 1993, 1995 and 1998 and contains 844,000 square feet of GLA. As of December 31, 2004, the center's 214 units were fully leased. Woodbury Common is located approximately 50 miles north of New York City at the Harriman exit off the New York State Thruway. The population within a 30-mile, 60-mile and 100-mile radius is approximately 2.5 million, 17.3 million and 25.2 million, respectively. Average household income within the 30-mile radius is approximately $99,000.

Item 2. Properties (continued)

The following table shows lease expiration data as of December 31, 2004 for Woodbury Common Premium Outlets for the next ten years (assuming that none of the tenants exercise renewal options).

                                                                                             Annual
                                      Contractual                         No. of             "CBR"
                                        Base Rents                        Leases        Represented by
  Expiration Year         GLA     ("CBR") per sq ft         Total        Expiring       Expiring Leases
  ---------------     ----------  -------------------   ------------    -----------   --------------------
         2005            35,985         $42.06           $1,514,000         12                 4.2%
         2006            27,656         43.59             1,206,000         11                 3.4%
         2007            55,788         38.69             2,158,000         13                 6.0%
         2008           215,123         36.74             7,903,000         47                22.0%
         2009            54,473         47.59             2,592,000         19                 7.2%
         2010           101,475         35.50             3,602,000         22                10.0%
         2011            86,531         43.45             3,760,000         17                10.5%
         2012            78,138         50.23             3,925,000         22                10.9%
         2013            96,646         37.43             3,617,000         18                10.1%
         2014            52,765         62.77             3,312,000         19                 9.2%
         Thereafter      39,686         58.72             2,330,000         13                 6.5%

Depreciation on Woodbury Common Premium Outlets is calculated using the straight-line method over the estimated useful life of the real property and land improvements, which ranges from 10 to 40 years. At December 31, 2004, the federal income tax basis in this center was approximately $112.0 million.

The real estate tax on Woodbury Common Premium Outlets was $4.6 million in 2004 and it is estimated to be $5.2 million in 2005.

Set forth in the table below is certain property information as of December 31, 2004

                                                    Opened
                                                      or         GLA       No. of
     Name/Location                                  Acquired   (Sq. Ft.)   Stores Selected Tenants
-------------------------------------------------   --------- ---------    ------ -------------------------------------------------
Outlets:

Woodbury Common Premium Outlets...........          1985      844,000      214    Banana Republic, Brooks Brothers, Coach, Giorgio
 Central Valley, NY (New York City area)                                          Armani, Gucci, Neiman Marcus Last Call, Polo
                                                                                  Ralph Lauren, Salvatore Ferragamo, Zegna

Wrentham Village Premium Outlets..........          1997      601,000      159    Barneys New York, Burberry, Hugo Boss, Kenneth
 Wrentham, MA (Boston/Providence area)                                            Cole, Nike, Polo Ralph Lauren, Sony, Versace

Gilroy Premium Outlets....................          1990      577,000      144    Brooks Brothers, Calvin Klein, Coach, J. Crew,
 Gilroy, CA (San Jose area)                                                       Hugo Boss, Nike, Polo Ralph Lauren, Sony,
                                                                                  Timberland, Tommy Hilfiger

North Georgia Premium Outlets.............          1996      540,000      132    Ann Taylor, Coach, Escada, J. Crew, Liz
 Dawsonville, GA (Atlanta metro area)                                             Claiborne, Polo Ralph Lauren, Restoration
                                                                                  Hardware, Tommy Hilfiger, Williams-Sonoma

Desert Hills Premium Outlets..............          1990      499,000      133    Burberry, Christian Dior, Coach, Giorgio Armani,
 Cabazon, CA (Palm Springs-Los Angeles)                                           Gucci, MaxMara, Polo Ralph Lauren, Salvatore
                                                                                  Ferragamo, Versace, Yves Saint Laurent, Zegna

Las Vegas Outlet Center...................          2003      477,000      130    Calvin Klein, Liz Claiborne, Nike, Reebok, Tommy
 Las Vegas, NV                                                                    Hilfiger, VF Outlet, Waterford Wedgwood

Lighthouse Place Premium Outlets..........          1987      476,000      113    Burberry, Coach, Crate & Barrel, Gap, Liz
 Michigan City, IN (Chicago area)                                                 Claiborne, Old Navy, Polo Ralph Lauren, Tommy
                                                                                  Hilfiger

Leesburg Corner Premium Outlets...........          1998      463,000      104    Ann Taylor, Barneys New York, Kenneth Cole, Liz
 Leesburg, VA (Washington DC area)                                                Claiborne, Nike, Polo Ralph Lauren, Restoration
                                                                                  Hardware, Williams-Sonoma

Camarillo Premium Outlets.................          1995      454,000      122    Banana  Republic, Barneys New York, Coach, Polo
 Camarillo, CA (Los Angeles metro area)                                           Ralph Lauren, Sony, St. John, Versace

Vacaville Premium Outlets.................          2001      448,000      104    Ann Taylor, Burberry, Coach, Gap, Liz Claiborne,
  Vacaville, CA                                                                   Nike, Polo Ralph Lauren, Restoration Hardware

Carolina Premium Outlets (2)..............          2001      439,000       81    Brooks Brothers, Gap, Liz Claiborne, Nike, Polo
 Smithfield, NC (Raleigh area)                                                    Ralph Lauren, Timberland, Tommy Hilfiger

Chicago Premium Outlets...................          2004      438,000      121    Ann Taylor, Banana Republic, Calvin Klein, Coach,
 Aurora, IL (Chicago area)                                                        Diesel, Dooney & Bourke, Elie Tahari, Gap,
                                                                                  Giorgio Armani, Kate Spade, Nike, Polo Ralph
                                                                                  Lauren

Las Vegas Premium Outlets.................          2003      435,000      123    A|X Armani Exchange, Calvin Klein, Coach, Dolce
 Las Vegas, NV                                                                    &  Gabbana, Elie Tahari, Lacoste, Polo Ralph
                                                                                  Lauren, Theory

Albertville Premium Outlets...............          2002      430,000      104    Banana Republic, Calvin Klein, Gap, Kenneth
 Albertville, MN (Minneapolis area)                                               Cole, Old Navy, Polo Ralph Lauren, Tommy Hilfiger

Orlando Premium Outlets...................          2000      428,000      115    Barneys New York, Coach, Giorgio Armani, Hugo
 Orlando, FL (between Sea World & Epcot)                                          Boss, MaxMara, Nike, Polo Ralph Lauren, Timberland

The Crossings Premium Outlets.............          2003      411,000      111    Ann Taylor, Banana Republic, Coach, Liz
  Tannersville, PA (Poconos Region)                                               Claiborne, Polo Ralph Lauren, Reebok, Tommy
                                                                                  Hilfiger

Waterloo Premium Outlets..................          1995      392,000       99    Ann Taylor, Brooks Brothers, Calvin Klein,
 Waterloo, NY (Finger Lakes Region)                                               Coach, Gap, J. Crew, Jones New York, Liz
                                                                                  Claiborne, Polo Ralph Lauren, Tommy Hilfiger

Osage Beach Premium Outlets..............           2002      391,000      104    Brooks Brothers, Calvin Klein, Coach, Gap, Liz
 Osage Beach, MO                                                                  Claiborne, Polo Ralph Lauren, Tommy Hilfiger

Gotemba Premium Outlets(2)................          2000 (1)  390,000      158    Armani, Bally, Bulgari, Coach, Diesel, Gap,
 Gotemba City, Japan (Tokyo metro area)                                           Gucci, Kate Spade, L.L. Bean, Nike, Tod's, Yves
                                                                                  Saint Laurent

Allen Premium Outlets....................           2000      348,000       84    Brooks Brothers, Calvin Klein, Cole Haan, Crate &
 Allen, TX (Dallas metro area)                                                    Barrel, Kenneth Cole, Liz Claiborne, Tommy
                                                                                  Hilfiger

St. Augustine Premium Outlets............           2002      329,000       93    Banana Republic, Brooks Brothers, Coach, Gap,
 St. Augustine, FL                                                                Movado, Nike, Polo Ralph Lauren, Reebok, Tommy
                                                                                  Bahama, Tommy Hilfiger

Rinku Premium Outlets(2).................           2000 (1)  321,000      153    Armani, Bally, Coach,  Dolce & Gabbana, Etro,
   Izumisano, Japan (Osaka metro area)                                            Gap, Hugo Boss, Lanvin, Nautica, Nike, Salvatore
                                                                                  Ferragamo, Versace

Edinburgh Premium Outlets....................       2002      305,000       73    Banana Republic, Coach, Gap, Nautica, Nike,
  Edinburgh, IN (Indianapolis metro area)                                         OshKosh, Polo Ralph Lauren, Tommy Hilfiger

Aurora Farms Premium Outlets..............          1987      300,000       66    Ann Taylor, Brooks Brothers, Calvin Klein, Coach,
 Aurora, OH (Cleveland metro area)                                                Gap, Liz Claiborne, Off 5th-Saks Fifth Avenue,
                                                                                  Polo Ralph Lauren, Tommy Hilfiger

Factory Merchants Branson(2).................       2002      300,000       86    Carter's, Easy Spirit, Izod, Nautica,
  Branson, MO                                                                     Pfaltzgraff, Van Heusen

Folsom Premium Outlets....................          1990      299,000       81    Bass, Brooks Brothers,  Gap, Guess, Kenneth Cole,
 Folsom, CA (Sacramento metro area)                                               Liz Claiborne, Nike, Off 5th-Saks Fifth Avenue,
                                                                                  Tommy Hilfiger

Carlsbad Premium Outlets..................          2004      288,000       91    Banana Republic, Calvin Klein,  Cole Haan,  Gap,
  Carlsbad, CA (San Diego metro area)                                             Guess, Polo Ralph Lauren,  Reebok, Tommy Hilfiger

Jackson Outlet Village.......................       2002      286,000       76    Brooks Brothers, Calvin Klein, Gap, Nike, Polo
  Jackson, NJ                                                                     Ralph Lauren, Reebok, Timberland, Tommy Hilfiger

Johnson Creek Outlet Center.................        2002      277,000       62    Adidas, Calvin Klein, Gap, Lands' End, Nike, Old
  Johnson Creek, WI                                                               Navy, Polo Ralph Lauren, Tommy Hilfiger

Clinton Crossing Premium Outlets.............       1996      272,000       66    Barneys New York, Calvin Klein, Coach, Dooney &
 Clinton, CT (I-95/NY-New England Corridor)                                       Bourke, Gap, Kenneth Cole, Liz Claiborne, Nike,
                                                                                  Polo Ralph Lauren

Premium Outlets Punta Norte.................        2004(3)   232,000      115    Adidas, Levi's, Nautica, Nike, Nine West, Puma,
 Mexico City, Mexico                                                              Reebok, Rockport, Roberto Cavalli Samsonite,
                                                                                  Sony, Zegna

Sano Premium Outlets(2)......................       2003(1)   229,000      110    Bally, Brooks Brothers, Coach, Dunhill, Escada,
 Sano,Japan (Tokyo metro area)                                                    Furla, Harrod's, Kanzo, Nautica, New Yorker, Nine
                                                                                  West, Timberland

Factory Stores at North Bend ..............         2001      223,000       50    Adidas, Bass, Carter's, Eddie Bauer, Gap, Nike,
 North Bend, WA                                                                   OshKosh, Samsonite, VF Outlet

Waikele Premium Outlets.......................      1997      210,000       51    Adidas, A/X Armani Exchange, Banana Republic,
 Waipahu, HI (Honolulu area)                                                      Barneys New York, Coach, Guess, MaxMara, Polo
                                                                                  Ralph Lauren

Petaluma Village Premium Outlets.............       1994      196,000       51    Brooks Brothers, Coach, Gap, Guess, Jones New
 Petaluma, CA (San Francisco metro area)                                          York, Liz Claiborne, Off 5th-Saks Fifth Avenue

Tosu Premium Outlets (2).....................       2004(1)   187,000      103    BCBG, Bose, Coach, Cole Haan,  Lego, Nike, Petit
Fukuoka, Japan (Kyushu area)                                                      Bateau, Max Azria, Theory

Napa Premium Outlets.........................       1994      179,000       51    Banana Republic, Barneys New York, Coach, J.
 Napa, CA (Napa Valley)                                                           Crew, Jones New York, Kenneth Cole, Nautica,
                                                                                  Tommy Hilfiger, TSE

Liberty Village Premium Outlets.................    1981      174,000       56    Calvin Klein, Ellen Tracy, Jones New York, L.L.
 Flemington, NJ (New York-Phila. metro area)                                      Bean, Polo Ralph Lauren, Tommy Hilfiger,
                                                                                  Timberland, Waterford Wedgwood

Columbia Gorge Premium Outlets................      1991      164,000       45    Adidas, Bass, Carter's, Gap, Liz Claiborne,
 Troutdale, OR (Portland metro area)                                              Samsonite, Van Heusen

Kittery Premium Outlets (2)..................       1984      151,000       32    Banana Republic, Calvin Klein, Coach, J. Crew,
 Kittery, ME (Boston area)                                                        Polo Ralph Lauren, Reebok, Tumi

Patriot Plaza................................       1986       77,000       11    Plow & Hearth, WestPoint Stevens
  Williamsburg, VA  (Norfolk-Richmond area)
                                                          ------------  ---------
Domestic & International Outlets ............           14,480,000   3,977
                                                          ------------ ----------

Other Retail Properties:

Lakeland Factory Outlet Mall.................       2003      319,000       45    L'eggs Hanes Bali Playtex, VF Outlet,
 Lakeland, TN (Memphis Area)                                                      Van Heusen

The Shoppes at Branson Meadows...............       2001      287,000       43    Dress Barn Woman, Easy Spirit, VF Outlet
 Branson, MO

Factory Stores of America..................         2001      184,000       31    Dress Barn, Samsonite, VF Outlet
 Draper, UT

Factory Stores of America..................         2001      177,000       27    Carolina Pottery, Dress Barn, Levi's,
  Georgetown, KY                                                                  Van Heusen

North Ridge Shopping Center................         2001      166,000       33    Ace Hardware, Kerr Drugs, Winn Dixie
 Raleigh, NC

Factory Stores of America .................         2001      151,000       30    Bass, Liz Claiborne, OshKosh, Reebok,
 Crossville, TN                                                                   VF Outlet, Van Heusen

MacGregor Village..........................         2001      145,000       45    Spa Health Club, Tuesday Morning
 Cary, NC

Factory Stores of America -Tri-Cities......         2001      133,000       14    Carolina Pottery, L'eggs Hanes Bali
  Blountville, TN                                                                 Playtex, Tri-Cities Cinemas

Factory Stores of America..................         2001      129,000       12    Banister Shoes, VF Outlet
 Tupelo, MS

Dare Centre (2)............................         2001      115,000       15    Fashion Bug, Food Lion
 Kill Devil Hills, NC

Factory Stores of America..................         2001      112,000       17    Dress Barn Woman, Factory Brand Shoes,
 Story City, IA                                                                   VF Outlet, Van Heusen

Factory Stores of America (2)..............         2001      112,000       18    Banister Shoes, VF Outlet
  Boaz, AL

Factory Stores of America..................         2001       91,000       10    VF Outlet
 West Frankfort, IL

Factory Stores of America..................         2001       90,000       11    Bass, VF Outlet, Van Heusen
 Arcadia, LA

Factory Stores of America..................         2001       90,000       10    Dress Barn, VF Outlet
 Nebraska City, NE

Factory Stores of America..................         2001       86,000       13    Dress Barn, VF Outlet, Van Heusen
 Lebanon, MO

Factory Stores of America..................         2001       84,000       13    Factory Brand Shoes, VF Outlet, Van
 Graceville, FL                                                                   Heusen

Factory Stores of America..................         2001       64,000        4    Banister Shoes, VF Outlet
  Hanson, KY

Factory Stores of America..................         2001       60,000        4    VF Outlet
 Union City, TN
                                                           ------------  ------
Total Other Retail Properties..............                 2,595,000      395
                                                           -----------   ------
Grand Total................................                17,075,000    4,372
                                                           ===========   =======

Notes to Property Data:

1)	Chelsea Japan properties are 40%-owned through a joint venture with Mitsubishi Estate Co., Ltd. (30% ownership) and Sojitz Corporation (formerly known as Nissho Iwai Corporation (30% ownership)).

2)	Property held under long-term land lease expiring as follows: Factory Stores of America at Boaz, January 2007; Kittery Premium Outlets (129,000 sq ft), October 2009; Gotemba Premium Outlets, October 2019; Rinku Premium Outlets, March 2020; Factory Merchants Branson, November 2021; Sano Premium Outlets, June 2022; Tosu Premium Outlets, August 2023; Carolina Premium Outlets (87,000 sq ft), January 2029; Dare Centre, September 2058.

3)	Property developed in Mexico City, Mexico is 50% owned through a joint venture agreement with Sordo Madaleno y Asociados and affiliates.

Item 3. Legal Proceedings

The OP is not presently involved in any material litigation other than routine litigation arising in the ordinary course of business and that is either expected to be covered by liability insurance or to have no material impact on the OP's financial position and results of operations.

On June 24, 2004, a lawsuit was filed in the Court of Chancery in Essex County, New Jersey seeking to enjoin the Merger and naming the Company and each of the members of its board of directors as defendants.

The complaint alleged that the defendants violated fiduciary duties of care, loyalty, candor and independence owed to the public stockholders of the Company. The plaintiff sought, among other things, class action certification, a declaration that the Merger Agreement is unenforceable and a permanent injunction against the defendants from proceeding with or closing the Merger.

A settlement hearing was held on October 5, 2004 at which the court approved a settlement of the case involving certain additional disclosure and the payment by the Company of costs of approximately $0.9 million to the plaintiff's attorneys.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant's Common Stock, Related Security Matters and Issuer Purchases of Equity Securities.

None

Item 6: Selected Financial Data

CPG Partners, L.P.
(In thousands except per unit and number of centers)

                                                                   Year Ended December 31,
Operating Data:                                                2004            2003          2002            2001             2000
                                                       --------------  -------------- --------------  --------------    ------------
Rental revenue....................................         $305,049       $ 275,856       $200,872       $141,342         $122,079
Total revenues....................................          409,819         370,586        276,744        200,940          174,285
Total expenses (including interest)...............          308,764         261,536        192,906        145,176          119,596

Income from unconsolidated investments............           23,939          11,006          9,802         15,025            6,723

Loss from and impairment of Chelsea
   Interactive                                                    -               -       (47,756)          (5,337)         (2,364)

Gain on sale or write-down of assets..............                -               -         10,911            617                -

Income from continuing operations.................          124,994         120,056         56,795         66,069           59,048

(Loss) income from discontinued operations........              (76)         (1,223)        1,059            451             1,338
(Loss) gain on sale of discontinued operations....           (2,614)          5,625             -              -                 -

Net income........................................          122,304         124,458        57,854         66,520            60,386

Preferred unit requirement........................           (8,780)         (9,184)       (9,270)       (10,036)          (10,036)

Net income available to common unitholders                 $113,524      $  115,274      $ 48,584       $ 56,484          $50,350

Net income per common unit (1):
  General Partner.................................            $2.20           $2.30          $1.09          $1.41            $1.30
  Limited Partners................................            $2.20           $2.30          $1.07          $1.39            $1.30

Ownership Interest: (1)
General Partner...................................           44,065          42,613         38,245         33,678           31,880
Limited Partners..................................            7,438           7,442          6,426          6,358            6,712
                                                       --------------  -------------- --------------  --------------    ------------
Weighted average units outstanding................           51,503          50,055         44,671         40,036           38,592

Balance Sheet Data:
 Rental properties before accumulated depreciation       $2,274,119      $2,072,783    $ 1,837,174     $1,127,906         $908,344
Total assets......................................        2,192,598       1,970,414      1,703,030      1,099,308          901,314
Unsecured and mortgage debt.......................        1,123,038       1,211,472      1,030,820        548,538          450,353
Notes payable - related party.....................          300,260               -              -              -                -
Total liabilities  ...............................        1,520,391       1,304,880      1,107,756        624,246          528,752
Partners' capital.................................          672,207         665,534        595,274        475,062          372,562
Distributions declared per common unit (1) .......            $2.33           $2.14         $ 1.86          $1.56            $1.50

Other Data:
Cash flows from:
   Operating activities...........................        $ 182,166       $ 181,634      $ 128,222      $ 121,723         $106,658
   Investing activities...........................         (237,020)       (213,603)      (404,178)      (112,551)        (121,479)
   Financing activities...........................           69,740          27,894        273,903         (2,604)          23,995

GLA at end of period (2)..........................           17,075          16,127         14,386         12,574            8,159
Weighted average GLA (3)..........................           16,555          15,249         12,758          9,349            5,703
Centers in operation at end of the period.........               60              60             58             57               27
New centers developed.............................                3               2              -              -                4
Centers expanded .................................                3               2              4              1                3
Centers sold and lease terminated.................                4               3              5              1                1
Centers held for sale.............................                1               1              -              -                -
Centers acquired .................................                1               2              7             31                4

Notes to Selected Financial Data:

1)	Assumes that the 2-for-1 unit split on May 28, 2002 had occurred on January 1, 2000.

2)	At December 31, 2004, includes seven joint venture centers, ownership share ranging between 40% and 50%, containing a total of 2.2 million square feet of GLA. At year-end 2003, includes four joint venture centers, of which three were 40% owned containing 820,000 square feet of GLA and one was 50% owned center containing 435,000 square feet of GLA. At year-end 2002, includes two 40% owned centers containing 470,000 square feet of GLA; at year-end 2001 and 2000 includes seven centers containing 2.4 million square feet of GLA in which the OP had joint venture interests ranging from 40% to 50%.

3)	GLA weighted by months in operation.

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

The OP believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP's allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million and $1.6 million at December 31, 2004 and 2003, respectively.

Valuation of Investments

On a periodic basis, the OP's management team assesses whether there are any indicators that the value of real estate properties, including joint venture properties may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. The OP will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. In 2004, the OP sold and recorded an impairment loss totaling $0.9 million for two non-core properties, Lake George, New York and Iowa, Louisiana. No impairment losses were recognized on real estate properties for the years ended December 31, 2003 and 2002. The OP recorded a $3.7 million impairment loss on its investment in Mexico in 2004 and a $34.4 million impairment loss on its investment in Chelsea Interactive in 2002.

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

General Overview

Between January 1, 2002 and December 31, 2004, the OP added 5.7 million square feet of GLA to its portfolio by acquiring 11 wholly-owned centers, developing five and expanding eight centers. During the same period the OP also sold 12 centers, which reduced GLA by 1.2 million square feet. During the three-year period ended December 31, 2004, rental revenues grew to $305.0 million from $141.3 million, increasing $163.7 million, or 115.9%.

Base rent increased 118.3%, or $146.4 million, during the same three-year period, primarily from the acquisitions of domestic properties that contributed aggregate incremental revenue of $80.4 million and the buyout of partners' interests that added $42.9 million. New development and expansions also added revenue of $22.6 million during the three-year period.

Income from unconsolidated investments aggregated $44.7 million over the period, including a $10.9 million gain on sale of minority interests in 2002. During the three-year period ended December 31, 2004 income increased by $8.9 million to $23.9 million in 2004 from $15.0 million in 2001 primarily as a result of opening five new centers, and expanding three centers. During 2002, the OP purchased the remaining interest from two joint venture partners and became the sole owner of five centers whose operating results were fully consolidated since their buyout.

At December 31, 2004, the OP's portfolio consisted of 60 wholly or partially owned properties containing 17.1 million square feet of GLA. The OP's Outlets include 41 centers containing 14.5 million square feet of GLA and Other Retail includes 19 centers containing 2.6 million square feet of GLA.

Details of the 4.5 million square feet of net GLA added since January 1, 2002 are as follows:

                                                                     Since
                                                                     Jan. 1,
                                                                      2002                2004          2003           2002
                                                                   -----------         --------    ----------     ----------
Changes in GLA (sf in 000's):

New centers developed:
  Chicago Premium Outlets (50% owned) ...............                   438                438             -              -
  Las Vegas Premium Outlets (50% owned) .............                   435                  -           435              -
  Premium Outlets Punta Norte (50% owned) ...........                   232                232             -              -
  Tosu Premium  Outlets (40% owned) .................                   187                187             -              -
  Sano Premium Outlets (40% owned)...................                   180                  -           180              -
                                                                   -----------         --------    ----------     ----------
  Total new centers. ................................                 1,472                857           615              -

Centers expanded:
  Gotemba Premium Outlets (40% owned) ...............                   170                  -           170              -
  Albertville Premium Outlets........................                   125                  -           125              -
  Rinku Premium Outlets (40% owned) .................                   141                   71           -             70
  Sano Premium Outlets (40% owned)...................                    51                   51           -              -
  Desert Hills Premium Outlets.......................                    23                   -            -             23
  Liberty Village Premium Outlets....................                    23                   -            -             23
  Napa Premium Outlets...............................                     9                   -            -              9
  The Crossings Premium Outlets......................                    22                   22           -              -
  Other (net) .......................................                   (46)                  1          (30)           (17)
                                                                    -----------         --------    ----------     ----------
Total centers expanded. .............................                   518                 145          265            108

Centers acquired:
  Las Vegas Outlet Center............................                   477                  -           477             -
  The Crossings Premium Outlets......................                   390                  -           390             -
  Lakeland Factory Outlet Mall (1) ..................                   319                  -           319             -
  Osage Beach Premium Outlets........................                   391                  -             -            391
  St. Augustine Premium Outlets......................                   329                  -             -            329
  Edinburgh Premium Outlets..........................                   305                  -             -            305
  Albertville Premium Outlets........................                   305                  -             -            305
  Factory Merchants Branson...........................                  300                  -             -            300
  Jackson Outlet Village.............................                   292                  -             -            292
  Carlsbad Premium Outlets...........................                   288                288             -             -
  Johnson Creek Outlet Center........................                   278                  -             -            278
                                                                   -----------         --------    ----------     ----------
Total centers acquired ..............................                 3,674                 288        1,186           2,200

Centers disposed:
 American Tin Cannery Premium Outlets (2).............                 (135)                 -          (135)             -
 St. Helena Premium Outlets..........................                   (23)                 -           (23)             -
 Santa Fe Premium Outlets.............................                 (125)              (125)            -              -
 Other Retail........................................                  (880)              (217)         (167)          (496)
                                                                   -----------         --------    ----------     ----------
Total centers disposed: .............................                (1,163)              (342)         (325)          (496)

Net GLA added during the period......................                 4,501                948         1,741          1,812

Other Data:
  GLA at end of period ..............................                                   17,075        16,127         14,386
  Weighted average GLA ..............................                                   16,555        15,249         12,758
  Centers in operation at end of period..............                                       60            60             58
  New centers opened. ...............................                                        3             2              -
  Centers expanded. .................................                                        3             2              4
  Centers acquired ..................................                                        1             3              7
  Centers disposed...................................                                        4             3              5
1)	Acquired Lakeland Factory Outlet Mall in August 2003 with the Las Vegas Outlet Center.
The Lakeland property is currently under contract for sale. The closing should take place by late first quarter or early second quarter 2005.

2)	In January 2004, the OP terminated its long-term lease agreement, expiring December 2004.

The OP's Domestic Outlet centers produced weighted average reported tenant sales of approximately $402 per square-foot in 2004, $372 per square-foot in 2003 and $351 per square-foot in 2002. Weighted average sales are a measure of tenant performance that has a direct effect on base and percentage rents that can be charged to tenants over time.

Woodbury Common Premium Outlets, the OP's largest center located in Central Valley, New York, generated approximately 13%, 13% and 16% of the OP's total revenue for the years ended 2004, 2003 and 2002, respectively. In addition, approximately 23%, 23% and 25% of the OP's revenues for years 2004, 2003 and 2002, resulted from the OP's centers located in California.

The OP does not consider any single store lease to be material; no individual tenant, combining all of its store concepts, accounts for more than 6.0% of the OP's base rents; and no tenant occupied more than 7% of the OP's domestic GLA at December 31, 2004. In view of these facts and the OP's past success in re-leasing available space, the OP believes that the loss of any individual tenant would not have a significant effect on future operations.

Comparison of year ended December 31, 2004 with year ended December 31, 2003.

Income from continuing operations was $125.0 million, representing an increase of $4.9 million, or 4.1% from $120.1 million in 2003. The increase was primarily the result of developing five centers and acquiring four centers in 2003 and 2004, expanding a center in 2004, higher rents from releasing and renewals and contribution to earnings from Chelsea Interactive, partially offset by increases in general and administrative, interest and other expenses due to the growth of the portfolio. The OP also incurred approximately $23 million of merger costs charged to general and administrative expenses.

Base rentals were $270.0 million, an increase of $23.1 million, or 9.4% from $246.9 million in 2003, primarily due to the acquisition of three centers in 2003 and one center in 2004, higher average rents on releasing and renewals, and the expansion of one wholly-owned center in late 2003. Base rental revenue per weighted average square-foot in the Domestic Outlets increased to $21.27 in 2004 from $20.37 in 2003.

Percentage rents rose $6.0 million or 20.9% to $35.0 million in 2004, from $29.0 million in the previous year, primarily from improved tenant sales and acquisitions during 2003 and 2004.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax, promotional and management expenses, increased $8.1 million, or 9.5%, to $94.2 million from $86.1 million in 2003, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 90.3% in 2004 compared with 89.9% in the earlier period.

Other income increased $1.8 million or 21.7% to $10.5 million from $8.7 million in 2003, primarily due to an increase in ancillary operating income and interest income from higher rates in 2004, partially offset by a gain on an outparcel sale in 2003.

Operating and maintenance expenses have increased $8.5 million, or 8.3%, to $110.7 million from $102.2 million in 2003. The increase was primarily due to costs related to increased GLA. On a weighted average of square-foot basis, Domestic Outlets operating and maintenance expenses increased to $8.46 in 2004 from $8.13 in 2003 primarily due to increased real estate taxes.

Depreciation and amortization expense was up $2.8 million or 4.0% to $72.5 million from $69.7 million in 2003 due to increased depreciation primarily from the acquisition of three centers and the expansion of one center in late 2003.

General and administrative expense grew $25.7 million or 207.3% to $38.1 million from $12.4 million in 2003, primarily due to merger costs as well as cost increases in compensation, corporate governance, professional fees and other legal fees.

Other expenses increased $1.9 million or 25.4% to $9.4 million in 2004 from $7.5 million in the previous year. The increase in expenses was primarily from a $3.7 million write-off of Mexico predevelopment costs, $0.9 million settlement of a shareholder lawsuit and the $0.9 impairment loss on two non-core centers sold in 2004, partially offset by Chelsea Interactive's contribution to earnings of $1.0 million in 2004 compared with a $2.5 million loss in 2003.

Income from unconsolidated investments was up $12.9 million, or 117.5%, to $23.9 million from $11.0 million in 2003, chiefly due to higher earnings from Chelsea Japan, resulting from the opening of two new centers and the expansion of one center and the opening of Las Vegas Premium Outlets in 2003 and Chicago Premium Outlets in May 2004.

Interest expense increased $8.3 million or 11.9% to $78.1 million from $69.8 million in 2003, due to higher debt that financed acquisitions and development.

Loss on sale of discontinued operations of $2.6 million resulted from the sale of Santa Fe Premium Outlets in New Mexico.

Gain on sale of discontinued operations in 2003 of $5.6 million and a loss from discontinued operations of $1.2 million, primarily reflects results from the sale of two centers.

Preferred unit requirement includes a $1.7 million write-off of offering costs associated with the redemption of the Series B Cumulative Redeemable Preferred Units in 2004.

Comparison of year ended December 31, 2003 to year ended December 31, 2002.

Income from continuing operations was $120.1 million, an increase of $63.3 million, or 111.4%, from $56.8 million in 2002. The increase resulted primarily from the acquisitions of seven centers in 2002 and three centers in 2003, the buyout of ownership interests in five centers in 2002 previously reported as unconsolidated investments, higher rents from releasing and renewals, and the impairment loss on Chelsea Interactive in 2002. These increases to income were largely offset by a gain of $10.9 million on the sale of an investment and higher operating and maintenance, general and administrative, interest and other expenses due to the expansion of the portfolio.

Base rentals increased $69.5 million, or 39.2%, to $246.9 million in 2003 from $177.4 million in 2002 due to the acquisitions of ten centers, the buyout of partnership interests in five centers, higher average rents on releasing and renewals, and the expansion of two wholly-owned centers in late 2002. Base rental revenue per weighted average square-foot in the Domestic Outlets increased to $20.37 in 2003 from $17.07 in 2002.

Percentage rents rose $5.5 million, or 23.2%, to $29.0 million in 2003 from $23.5 million in 2002, primarily due to improved tenant sales, the acquisition of ten centers and the buyout of ownership interests in five centers in 2002.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $21.7 million, or 33.7% to $86.1 million in 2003 from $64.4 million in 2002, due to the recovery of operating and maintenance costs from increased GLA. In 2003, the average recovery of reimbursable expenses for the Domestic Outlets was 89.9% compared with 91.0% in 2002.

Other income decreased $2.8 million or 24.7% to $8.7 million in 2003, from $11.5 million in 2002. The decrease was primarily due to the expiration of the non-compete agreement which included income recognition of $5.1 million in 2002, and decreased interest income from lower interest rates, partially offset by increased ancillary operating income and the sale of two outparcels in 2003.

Operating and maintenance expenses increased $25.2 million, or 32.7%, to $102.2 million in 2003 from $77.0 million in 2002 primarily due to costs related to increased GLA and the buyouts of ownership interests in five centers during 2002. On a weighted average square-foot basis, Domestic Outlets operating and maintenance expenses increased to $8.13 in 2003 from $7.44 in 2002 primarily due to increased snow removal costs.

Depreciation and amortization expense was up $14.0 million, or 25.1%, to $69.7 million in 2003 from $55.7 million in 2002 due to increased depreciation from the acquisition of the ten centers and the buyouts of ownership interests during 2002.

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

Other expenses increased $3.6 million, or 90.5%, to $7.5 million in 2003 from $3.9 million in 2002 due to a $2.5 million loss from Chelsea Interactive, increased legal and bad debt expenses in 2003, as well as ground leases assumed with the acquisition of new centers.

Income from unconsolidated investments was up $1.2 million, or 12.3%, to $11.0 million in 2003 from $9.8 million in 2002 due to higher earnings from Chelsea Japan and Las Vegas Premium Outlets, which opened in August 2003 partially offset by the buyouts of ownership interests in five centers in 2002 that required full consolidation of the operating results from the buyout date.

The operating loss from Chelsea Interactive of $2.5 million was reclassified to other expense in 2003 compared to $47.8 million in 2002 due to the write-off of the OP's investment at December 31, 2002. The OP recorded an impairment loss of $34.4 million at fiscal year-end 2002.

Interest expense increased $20.6 million, or 41.9%, to $69.8 million in 2003, from $49.2 million in 2002 due to higher debt that financed acquisitions and buyouts of partners' interests.

Gain on sale of unconsolidated investments of $10.9 million in 2002 resulted from the sale of approximately 40% of the OP's partial interest in Value Retail PLC.

Gain on sale of discontinued operations of $5.6 million and loss from discontinued operations of $1.2 million, primarily reflect the sale of two centers in 2003.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2004 of $182.2 million is expected to increase with a full year of operations from the 0.9 million square feet of GLA added during 2004 as well as approximately 600,000 square feet of planned new GLA opening in 2005. As of December 31, 2004, the OP has a commitment of $12.6 million for active domestic development projects. The OP has adequate funding sources to complete these projects from available cash, loans from Simon and secured construction financing. In conjunction with the Merger, the OP's $200 million line of credit (the "Senior Credit Facility") was repaid and extinguished. The OP does, however, have access to capital through Simon's $2.0 billion credit facility.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with the Company's REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal, tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects. Common distributions declared and recorded in 2004 were $120.1 million, or $2.33 per unit.

The OP's ratio of earnings-to-fixed charges for each of the three years ended December 31, 2004, 2003, and 2002 was 2.4, 2.5 and 2.4, respectively. For purposes of computing the ratio, earnings consist of income from continuing operations after depreciation and fixed charges, exclusive of interest capitalized and amortization of loan costs capitalized and impairment losses. Fixed charges consist of interest expense, including interest costs capitalized, the portion of rent expense representative of interest and total amortization of debt issuance costs expensed and capitalized.

A summary of the OP's contractual obligations (at par) as of December 31, 2004, is as follows (in thousands):

                                                                                                               More
                                                          Less than          2 to 3          4 to 5            than
                                             Total          1 Year            Years           Years           5 Years
                                           ---------     ------------      ------------     -----------     ------------
  Unsecured bank debt                       $ 84,835        $ 13,445          $ 16,115         $ 3,600       $  51,675
  Notes payable-related party                300,260         300,260                 -               -               -
  Unsecured notes                            725,000          50,000           125,000         150,000          400,000
  Mortgage debt                              307,086           7,459            16,671         160,580          122,376
                                        ------------     ------------      ------------     -----------     ------------
     Total debt                            1,417,181         371,164           157,786         314,180          574,051
  Ground and operating leases                 71,206           2,905             6,370           6,304           55,627
  Real estate commitments                     12,615          12,615                 -               -                -
  Deferred compensation                       21,104               -            21,104               -                -
                                        ------------     ------------      ------------     -----------     ------------
  Total Obligations                       $1,522,106        $386,684          $185,260        $320,484         $629,678
                                        ============     ============      ============     ===========     ============

In March 2004, the OP issued $100 million 3.5% unsecured notes due March 15, 2009. The notes were priced at 99.534% of par value to yield 3.603% to investors. Proceeds were used to repay borrowings under a $100 million bridge loan due July 2004.

In October 2004, the OP borrowed $65.0 million from Simon and issued an unsecured promissory note due December 31, 2004. The unsecured note was extended in January, through August 1, 2005. The interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used primarily to redeem the Series C Preferred Stock prior to the Merger closing.

Also in October 2004, the OP borrowed $235.3 million from Simon and issued an unsecured promissory note due August 1, 2005. Interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used to repay the OP's Senior Credit Facility, the $5 million term loan, and the $100 million term loan used to acquire Carlsbad Company Stores.

At December 31, 2004, construction underway for domestic and international development includes projects totaling approximately 600,000 square-feet of GLA. Domestically, projects include the first-phase of Seattle Premium Outlets, a 383,000 square-foot center located near Seattle, Washington, scheduled to open in May 2005. Internationally, projects included the 178,000 square-foot, first phase of Toki Premium Outlets located near Nagoya, Japan, which opened in March 2005. The Toki project is a development of Chelsea Japan Co., Ltd., the OP's 40%-owned Japanese joint venture. Other projects in various stages of development are expected to open in 2006 and beyond. There can be no assurance that these projects will be completed or opened, or that there will not be delays in opening or completion. All current development activity is fully financed either through project specific secured construction financing, the yen denominated line of credit, and the peso denominated line of credit, available cash or the Simon credit facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees as of December 31, 2004, are as follows:

         Total Facility               |                                 Outstanding
 ------------------------------------ |  --------------------------------------------------------------------
                                      |                                                          Due     Interest
  Yen                 US $ Equivalent |     Yen           US $ Equivalent     US $  Guarantee    Date      Rate
 -----------          --------------- |    --------       ---------------     ---------------    ----      ----
 3.8 billion (1)      $37.0 million   |   2.9 billion     $28.5 million      $11.2 million       2015      2.06%
 0.6 billion (1)        5.8 million   |   0.4 billion       4.3 million        1.7 million       2012      1.50%
(1)	Facilities entered by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

The OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In December 2004, the joint venture opened its first project; the 232,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City. As of December 31, 2004, the OP contributed its 50% share or $15.9 million of total expected development costs of $16.5 million. The balance of construction costs are expected to be paid during 2005. During the fourth quarter 2004, the OP recognized a write-off in other expense of $3.7 million related to previously capitalized professional and other costs.

In January 2004, a wholly-owned subsidiary of the OP entered into a 180.0 million peso revolving facility (USD $16.1 million as of December 31, 2004) to fund Mexican development projects. The peso facility has a three-year term and the drawn funds bear interest at The Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE and has an annual facility fee of 0.15% on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. The Company and the OP guarantee this facility. At December 31, 2004, the peso facility had an outstanding balance of 139.5 million pesos (approximately US $12.5 million). In February 2005, the OP repaid the entire outstanding balance.

In February 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. ("GSI-Chelsea Solutions"). Under the terms of the agreement, Chelsea Interactive would no longer operate its e-commerce technology, but would retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive's largest clients entered into service agreements with GSI-Chelsea Solutions and transitioned e-commerce activities to the GSI-Chelsea platform in May 2004.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP's total investment in Europe as of December 31, 2004, was $3.6 million. The OP has also provided $14.8 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees, which has a maximum of $22.0 million, expired in November 2001 and outstanding guarantees shall not survive more than five years after project completion. The outstanding guarantees expire in September 2005.

To achieve planned growth and favorable returns in both the short and long-term, the OP's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. As a result of the Merger, the OP has access to capital under Simon's $2.0 billion credit facility.

Net cash provided by operating activities was $182.2 million and $181.6 million for the years ended December 31, 2004, and 2003, respectively. The increase was primarily due to increased operating cash flow generated on the growth of the OP's GLA offset by the purchase of the executive annuities pursuant to the Merger. Net cash used in investing activities increased to $237.0 million in 2004 from $213.6 million in 2003, primarily due to increased investing in new developments in 2004. Net cash provided by financing activities increased to $69.7 million from $27.9 million for the years ended December 31, 2004, and 2003, respectively. The increase was primarily the result of increased borrowings offset by increased distributions, the redemption of preferred units and decreased stock sale proceeds in 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The application of FIN 46-R did not have a significant impact on the OP's financial statements.

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

At December 31, 2004, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $3.2 million annually.

Following is a summary of the OP's debt obligations at December 31, 2004 (in thousands):

                                                                      Expected Maturity Date
                          ------------------------------------------------------------------------------------------------------
                                2005       2006       2007        2008         2009       Thereafter     Total     Fair Value
                          -----------    -------   ---------    ---------    ---------    -----------  ---------   ------------
Fixed Rate Debt:             $49,982          -    $124,906    $161,546     $149,561       $552,208    $1,038,203   $1,112,682
Average Interest Rate:          8.38%         -        7.25%       6.99%        5.21%          7.05%         6.86%

Variable Rate Debt:         $312,105          -     $12,515           -            -       $ 60,475(1) $  385,095     $385,095
Average Interest Rate:         2.81%          -      10.60%           -            -           2.90%         3.06%
(1)	Subject to an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 8. Financial Statements and Supplementary Data

The financial statements and financial information of the OP for the years ended December 31, 2004, 2003 and 2002 and the Report of the Independent Registered Public Accounting Firm thereon are included elsewhere herein. Reference is made to the financial statements and schedules in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of December 31, 2004 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting in the last quarter of 2004.

Management's Report on Internal Controls Over Financial Reporting

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Partnership's principal executive and principal financial officers and effected by the Partnership's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Partnership's internal control over financial reporting is effective based on those criteria.

The Partnership's independent registered public accounting firm has issued an audit report on our assessment of the Partnership's internal control over financial reporting. This report appears on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12 and 13.

The Operating Partnership does not have any Directors, executive officers or stock authorized, issued or outstanding.

Item 14. Principal Accountant Fees and Services

Fees for professional services provided by the OP's independent registered public accounting firm for the years ended December 31 in each of the following categories are:

                                           2004          2003
                                     ----------    ----------
             Audit Fees                $764,500      $413,000
             Audit-Related Fees         258,500       386,590
             Tax Fees                   235,000       372,951
             All Other Fees                   -             -
                                     ----------    ----------
             Total                   $1,258,000    $1,172,541
                                     ==========    ==========

Fees for audit services include fees associated with the annual audit and the attestation on management's annual report on internal control over financial reporting and the effectiveness of internal control over financial reporting, the reviews of the OP's quarterly reports on Form 10-Q and services rendered in connection with registration statements and issuance of comfort letters.

Audit-related fees principally included audit of employee benefit plan, audits of certain properties as required by lenders and joint venture partners and audits of acquired properties in accordance with SEC Rule 3-14.

Tax fees include tax advice, tax planning and other tax consulting services.

All audit related services, tax planning and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by the OP's auditors was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the Audit Committee provides for pre-approval of these services on an annual basis and on individual engagements if minimum thresholds are exceeded. The Audit Committee may delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2. The response to this portion of Item 15 is submitted as a separate section of this report.

3.	Exhibits

3.3	Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to Registration Statement filed by the Company on Form S-11 under the Securities Act of 1933 (file No. 33-67870) ("S-11").

3.4	Amendments No. 1 and No. 2 to Partnership Agreement dated March 31, 1997 and October 7, 1997. Incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended December 31, 1997. ("1997 10-K")

3.5	Amendment No. 3 to Partnership Agreement dated September 3, 1999. Incorporated by reference to Exhibit 3.5 to 1999 10-K.

4.1	Form of Indenture among the Company, Chelsea GCA Realty Partnership, L.P., and State Street Bank and Trust Company, as Trustee. Incorporated by reference to Exhibit 4.4 to Registration Statement filed by the Company on Form S-3 under the Securities Act of 1933 (File No. 33-98136).

10.1	Registration Rights Agreement among the Company and recipients of Units. Incorporated by reference to Exhibit 4.1 to S-11.

10.3	Joint Venture Agreement between Chelsea GCA Realty Partnership, L.P., Mitsubishi Estate Co., Ltd. and Nissho Iwai Corporation dated June 16, 1999. Incorporated by reference to Exhibit 10.9 to 1999 10-K.

10.5	Purchase Agreement dated November 11, 2002. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event which occurred December 19, 2002.

PART IV

Item 15. Exhibits and Financial Statement Schedules (continued)

10.9	Agreement for Purchase and Sale dated May 8, 2003, as amended. Incorporated by reference to Exhibit 2 to current report on Form 8-K reporting on an event, which occurred August 1, 2003 ("2003 8-K").

21	List of Subsidiaries

31.1	Section 302 Chief Executive Officer Certificate

31.2	Section 302 Chief Financial Officer Certificate

32.1	Section 906 Chief Executive Officer Certificate

32.2	Section 906 Chief Financial Officer Certificate

(c)	Exhibits See (a) 3

(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate schedule of this report.

Item 8, Item 15(a)(1) and (2) and Item 15(d)

(a)1. Financial Statements

Consolidated Financial Statements–CPG Partners, L.P.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004,
      2003 and 2002
Consolidated Statements of Partners' Capital for the years ended
      December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
      2003 and 2002
Notes to Consolidated Financial Statements

(a)2 and (d) Financial Statement Schedule

Schedule III-Consolidated Real Estate and Accumulated Depreciation	Form 10-K Report Page F-1-2 F-3 F-4 F-5 F-6 F-7 F-32

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Simon Property Group, Inc.

We have audited the accompanying consolidated balance sheets of CPG Partners, L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the management of CPG Partners, L.P. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CPG Partners, L.P. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of CPG Partners, L.P.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                   /s/Ernst & Young LLP

New York, New York
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Simon Property Group, Inc.

We have audited management's assessment included in the accompanying Management Report on the Internal Control Over Financial Reporting, that CPG Partners, L.P. (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that CPG Partners, L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion CPG Partners, L.P. maintained in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CPG Partners, L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 11, 2005

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                         December 31,
                                                                                     2004               2003
                                                                             ------------------ --------------
Assets:
Rental properties:
     Land..................................................................       $   354,514     $ 299,176
     Depreciable property..................................................         1,919,605     1,773,607
                                                                                --------------- --------------
Total rental property......................................................         2,274,119     2,072,783
Accumulated depreciation...................................................          (390,783)     (332,406)
                                                                                --------------- --------------
Rental properties, net.....................................................         1,883,336     1,740,377
Cash and cash equivalents..................................................            33,362        18,476
Restricted cash - escrows..................................................            27,418         6,456
Tenant accounts receivable (net of allowance for doubtful accounts of
    $2,242 in 2004 and $1,615 in 2003).....................................            11,534        11,631
Deferred rent receivable...................................................            30,504        25,018
Property held for sale.....................................................             3,500         3,500
Investments in unconsolidated affiliates...................................           149,631       107,068
Notes receivable-related parties...........................................            14,184         2,151
Deferred costs, net........................................................            17,082        22,989
Other assets...............................................................            22,047        32,748
                                                                                --------------  --------------
Total assets...............................................................        $2,192,598     $1,970,414
                                                                                ==============  ==============

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt...................................................      $     84,835    $  204,035
     Unsecured public notes................................................           721,849       621,803
     Mortgage debt.........................................................           316,354       385,634
     Notes payable-related party...........................................           300,260             -
     Construction payables.................................................            14,654         7,668
     Accounts payable and accrued expenses.................................            48,845        50,070
     Unearned rental income................................................            10,313         9,668
     Accrued distribution payable..........................................                 -         5,131
     Other liabilities.....................................................            23,281        20,871
                                                                             ------------------ --------------
Total liabilities..........................................................         1,520,391     1,304,880

Commitments and contingencies

Partners' capital:
General partner units outstanding, 44,206 in 2004 and 43,592 in 2003.......           528,613       524,295
Limited partners' units outstanding 8,164 in 2004 and 7,356 in 2003........           144,343        81,934
Preferred partners units outstanding 1,300 in 2003.........................                 -        63,315
Accumulated other comprehensive loss ......................................              (749)       (4,010)
                                                                             ------------------ --------------
Total partners' capital....................................................           672,207       665,534
                                                                             ------------------ --------------
Total liabilities and partners' capital....................................        $2,192,598   $1,970,414
                                                                             ================== ==============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
(In thousands, except per unit data)

                                                                      Year ended December 31,
                                                                  2004               2003              2002
                                                        ----------------   ---------------   ----------------
Revenues:
     Base rent......................................          $270,033           $246,899          $177,366
     Percentage rent................................            35,016             28,957            23,506
     Expense reimbursements.........................            94,225             86,065            64,360
     Other income...................................            10,545              8,665            11,512
                                                        ----------------   ---------------   ----------------
Total revenues...................................              409,819            370,586           276,744
                                                        ----------------   ---------------   ----------------

Expenses:
     Operating and maintenance......................           110,691            102,199            77,008
     Depreciation and amortization..................            72,468             69,661            55,697
     General and administrative.....................            38,089             12,396             7,074
     Other..........................................             9,407              7,501             3,938
                                                        ----------------   ---------------   ----------------
Total expenses...................................              230,655            191,757           143,717
                                                        ----------------   ---------------   ----------------

Income before unconsolidated investments,
  interest expense and discontinued operations                 179,164            178,829           133,027

Income from unconsolidated investments..............            23,939             11,006             9,802
Loss from and impairment of Chelsea Interactive.....                 -                  -           (47,756)
Interest expense....................................           (78,109)           (69,779)          (49,189)
Gain on sale, net of write-down of assets...........                 -                  -            10,911
                                                        ----------------   ---------------   ----------------
Income from continuing operations................              124,994            120,056            56,795
(Loss) income from discontinued operations..........               (76)            (1,223)            1,059
(Loss) gain on sale of discontinued operations......            (2,614)             5,625                 -
                                                        ----------------   ---------------   ----------------
Net income.......................................              122,304            124,458            57,854
Preferred unit requirement..........................            (8,780)            (9,184)           (9,270)
                                                        ----------------   ---------------   ----------------
Net income available to common unitholders.......             $113,524           $115,274          $ 48,584
                                                        ================   ===============   ================
Net income to common unitholders:
     General partner................................         $  97,129            $98,192          $ 41,714
     Limited partners...............................            16,395             17,082             6,870
                                                        ----------------   ---------------   ----------------
Total............................................             $113,524           $115,274          $ 48,584
                                                        ================   ===============   ================
Net income per common unit:
General partner  (including ($0.05), $0.09, $0.02
   (loss) income from discontinued operations
    in 2004, 2003 and 2002, respectively) ..........            $2.20              $2.30             $1.09
Limited partners (including ($0.05), $0.09, $0.02
   (loss) income from discontinued operations
      in 2004, 2003 and 2002, respectively).........            $2.20              $2.30             $1.07

Weighted average units outstanding:
     General partner................................            44,065             42,613            38,245
     Limited partners...............................             7,438              7,442             6,426
                                                        ----------------   ---------------   ----------------
Total............................................               51,503             50,055            44,671
                                                        ================   ===============   ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Partners' Capital
(In thousands)

                                                                                                     Accum.
                                              General      Limited      Preferred                    Other        Total
                                             Partner's    Partners'     Partner's      Officer       Comp.        Partners'
                                              Capital      Capital       Capital         Loan        Loss         Capital
                                           ------------  ----------  --------------  -----------  -----------  --------------

Balance December 31, 2001.................  $362,402      $52,825       $63,315              -       $(3,480)       $475,062

Net income................................    45,136       12,718             -              -             -          57,854
Other comprehensive income
     Foreign currency translation.........         -            -             -              -           320             320
     Interest rate swap...................         -            -             -              -        (3,614)         (3,614)
                                                                                                                -------------
Total comprehensive income................                                                                            54,560
                                                                                                                -------------

Issuance of limited partnership units.....         -       44,593             -              -             -          44,593
Common distributions......................   (72,220)     (12,304)            -              -             -         (84,524)
Preferred distribution....................    (3,422)      (5,848)            -              -             -          (9,270)
Contributions (net of costs)..............   124,995            -             -              -             -         124,995
Redemption of preferred units
     (net of costs).......................    (9,654)           -             -              -             -          (9,654)
Officer loan..............................         -            -             -           (488)            -            (488)
Revaluation of limited partners' interests    14,651      (14,651)            -              -             -               -
Transfer of a limited partners' interest..       239         (239)            -              -             -               -
                                           ------------  ------------   ------------   ------------   ---------- ------------
Balance December 31, 2002.................   462,127       77,094        63,315           (488)       (6,774)        595,274

Net income................................   101,528       22,930             -              -             -         124,458
Other comprehensive income
     Foreign currency translation.........         -            -             -              -           503             503
Interest rate swap........................         -            -             -              -         2,261           2,261
                                                                                                                  ------------
Total comprehensive income................                                                                           127,222
                                                                                                                  ------------

Common distributions......................   (91,947)     (15,897)            -              -             -        (107,844)
Preferred distribution....................    (3,336)      (5,848)            -              -             -          (9,184)
Contributions (net of costs)..............    59,578            -             -              -             -          59,578
Repayment of officer loan.................         -            -             -            488             -             488
Revaluation of limited partners interest..    (5,736)       5,736             -              -             -               -
Transfer of a limited partners' interest..     2,081       (2,081)            -              -             -               -
                                           ------------  ------------   ------------   ------------   ---------- ------------
Balance December 31, 2003.................   524,295       81,934        63,315              -        (4,010)        665,534

Net income................................   101,403       20,901             -              -             -         122,304
Other comprehensive income
     Foreign currency translation.........         -            -             -              -           464             464
     Interest rate swap...................         -            -             -              -         2,797           2,797
                                                                                                                  -----------
Total comprehensive income................                                                                           125,565
                                                                                                                  -----------

Preferred unit redemption.................         -            -       (63,315)             -             -         (63,315)
Common distributions......................  (102,868)     (17,224)            -              -             -        (120,092)
Preferred distributions...................    (4,274)      (4,506)            -              -             -          (8,780)
Contributions (net of costs)..............     8,295       65,000             -              -             -          73,295
Transfer of a limited partners' interest..     1,762       (1,762)            -              -             -               -
                                           ------------  ------------  -------------   ------------   ---------- ------------
Balance December 31, 2004.................  $528,613     $144,343      $      -        $     -        $ (749)       $672,207
                                           ===========   ===========   =============   ============   ========== ============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
(In thousands)

                                                                      Year ended December 31,
                                                              2004              2003             2002
                                                           ------------    ----------------   -----------
 Cash flows from operating activities
 Net income.............................................   $122,304         $124,458            $57,854
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.......................     73,189           73,651             58,275
    Equity in earnings of unconsolidated investments
       in excess of distributions received..............     (6,728)          (5,491)            (2,407)
    Loss from and impairment of Chelsea Interactive.....          -                -             47,756
    Loss on interest rate swap..........................          -              514                  -
    Gain on sale of assets..............................          -                -            (11,514)
    Loss (gain) on sale of discontinued operations......      2,614           (5,625)                 -
    Proceeds from non-compete receivable................          -                -              4,300
    Amortization of non-compete revenue.................          -                -             (5,136)
    Additions to deferred lease costs...................     (1,797)          (2,642)            (1,153)
    Other operating activities..........................     (1,751)          (1,487)              (845)
    Changes in assets and liabilities:
             Straight-line rent.........................     (6,605)          (7,285)            (3,872)
             Other assets...............................      8,888             (467)            (3,211)
             Purchase of executive annuities............    (21,457)               -                  -
             Deferred compensation pay out..............          -                -            (14,401)
             Due to (from) affiliates....................     5,446           (5,742)              (284)
             Accounts payable and other liabilities......     8,063           11,750              2,860
                                                        ----------------   ----------------   ------------
 Net cash provided by operating activities..............    182,166          181,634            128,222

 Cash flows from investing activities
 Additions to rental properties.........................   (209,805)        (171,685)          (385,519)
 Net proceeds from sale of centers......................      9,777           13,853              7,929
 Additions to investments in unconsolidated affiliates..    (38,854)         (46,688)           (37,855)
 Distributions from unconsolidated investments
     in excess of earnings..............................          -                -                337
 Proceeds from sale of investment in unconsolidated
     affiliates ........................................          -                -             11,293
 Additions to  deferred lease costs from acquisitions...          -           (8,536)                 -
 Loans to related parties...............................          -                -               (550)
 Payments from related parties..........................      3,111            1,083              1,085
 Additions to deferred development costs................     (1,249)          (1,630)              (898)
                                                        ----------------   ----------------   ------------
 Net cash used in investing activities...............      (237,020)        (213,603)          (404,178)

 Cash flows from financing activities
 Debt proceeds..........................................    671,544          124,000            503,958
 Debt repayments .......................................   (476,351)         (38,078)          (249,540)
 Net proceeds from sale of the OP's common units........      8,125           59,577            124,990
 Distributions..........................................   (132,057)        (116,828)           (92,717)
 Contribution from limited..............................     65,000                -                  -
 Redemption of preferred units..........................    (65,090)               -             (9,654)
 Additions to deferred financing costs..................     (1,431)            (777)            (3,134)
                                                        ----------------   ----------------   ------------
 Net cash provided by financing activities...........        69,740           27,894            273,903

 Net increase (decrease) in cash and cash equivalents...     14,886           (4,075)            (2,053)
 Cash and cash equivalents, beginning of period.........     18,476           22,551             24,604
                                                        ----------------   ----------------   ------------
 Cash and cash equivalents, end of period............      $ 33,362         $ 18,476           $ 22,551
                                                        ================   ================   ============

The accompanying notes are an integral part of the financial statements

CPG Partners, L.P.
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization

CPG Partners, L.P., (the "Operating Partnership" or "OP"), which commenced operations on November 2, 1993 specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of December 31, 2004, the OP wholly or partially owned 60 centers in 30 states, Japan and Mexico containing approximately 17.1 million square feet of gross leasable area ("GLA"). The OP's portfolio is comprised of 41 Domestic and International Outlet centers containing 14.5 million square feet of GLA (the "Outlets") and 19 other centers containing approximately 2.6 million square feet of GLA ("Other Retail") (collectively the "Properties"). The OP's Outlets generated approximately 97.0% and 96.4% of the OP's real estate net operating income for the years ended December 31, 2004, and 2003, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Mexico City, Mexico and Tokyo, Osaka and Fukuoka, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

Chelsea Property Group, Inc. (the "Company") is the sole general partner of the OP. In October 2004, the Company merged with Simon Property Group, Inc. and became a private real estate investment trust ("REIT"). See merger discussion in Note 3.

Basis of Presentation

The financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

On May 1, 2002, the Company declared a 2-for-1 stock split of the Company's common shares. The stock dividend was paid May 28, 2002, to stockholders of record on May 14, 2002. The Operating Partnership simultaneously declared a 2-for-1 split of its partnership units. All applicable unit and per unit information in the accompanying financial statements have been adjusted to reflect the split.

2. Summary of Significant Accounting Principles

Rental Properties

Rental properties are presented at cost net of accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The OP uses 40 year estimated lives for buildings, and 15 and five to seven year estimated lives for improvements and equipment, respectively. Expenditures for ordinary maintenance and repairs are charged to operations as incurred, while significant renovations and enhancements that improve and/or extend the useful life of an asset are capitalized and depreciated over the estimated useful life. The OP reviews real estate assets for impairment wherever events or changes in circumstances indicate that the carrying value of assets to be held and used may not be recoverable. Impaired assets are reported at the lower of cost or fair value. Assets to be disposed of are reported at the lower of cost or fair value less cost to sell. In 2004, the OP sold and recorded an impairment loss totaling $0.9 million for two Other Retail properties, Lake George, New York and Iowa, Louisiana. No impairment losses were recognized for the years ended December 31, 2003 and 2002. At December 31, 2004 and 2003, the Lakeland Factory Outlet Mall was held for sale. The Lakeland property was acquired in August 2003 with the Las Vegas Outlet Center. The Lakeland property is currently under contract for sale. The closing should take place by late first quarter or early second quarter 2005.

Gains and losses from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Principles (continued)

Rental Properties (continued)

In accordance with Statement of Financial Accounting Standards No.141, or SFAS 141, "Business Combinations," the OP allocates the purchase price of real estate to land, building, tenant improvements and if determined to be material, intangibles, such as the value of above, below and at market leases and origination cost associated with in-place leases. The OP depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from five to forty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the term of the lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to contractual expiration date).

Cash and Equivalents

All demand and money market accounts and certificates of deposit with original terms of three months or less from the date of purchase are considered cash equivalents. The OP places its cash investments in excess of insured amounts with high quality financial institutions. At December 31, 2004 and 2003, cash equivalents consisted of repurchase agreements, commercial paper, U.S. Government agency securities, domestic bank obligations and other corporate and municipal obligations that mature between January and March of the following year. The carrying amount of such investments approximated fair value.

Investment in Unconsolidated Joint Ventures

The OP accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the OP exercises significant influence, but does not control these entities. In all the joint ventures, the rights of the other investor are both protective as well as participating. These rights preclude the OP from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the OP and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the associated rental property's useful life.

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

Revenue Recognition

Leases with tenants are accounted for as operating leases. Base rent revenue is recognized on a straight-line basis over the lease term according to the provisions of the lease. The excess of rents recognized over amounts contractually due are included in deferred rent receivable in the accompanying financial statements. Certain lease agreements contain provisions for rents that are calculated on a percentage of sales and recorded on the accrual basis. These rents are accrued monthly once the required sales thresholds per the lease agreement are exceeded. Virtually all lease agreements contain provisions for additional rents representing reimbursement of real estate taxes, insurance, advertising and common area maintenance costs.

Advertising Costs

Advertising cost, which represent center promotional expenses are expensed as incurred and are substantially reimbursed by tenants.

Bad Debt Expense

Bad debt expense included in other expense totaled $2.5 million, $2.2 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Principles (continued)

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

A reconciliation of taxable income to net income for the years ended December 31 follows (in thousands):

                                                                            Year ended December 31,
                                                                     2004               2003               2002
                                                             ----------------   ----------------   ---------------

 Taxable income..............................................    $111,638           $104,870            $91,208
 Additions:
    Straight line rents......................................       6,605              7,546              3,432
     Stock option conversion.................................      15,814             17,235              2,102
    Japan earnings not distributed...........................       5,037              3,472              1,766
    Capital lease termination................................       6,145                  -                  -
    Capitalized leasing costs................................       2,797              3,239              3,262
    Deferred compensation payout.............................           -                  -              4,422
 Deductions:
    Deferred compensation expense............................      (4,673)            (3,478)                 -
    Depreciation expense.....................................      (6,174)            (8,488)            (6,222)
    Merger costs.............................................     (16,107)                 -                  -
    Mexico JV impairment.....................................      (3,685)                 -                  -
    Chelsea Interactive loss and write-off...................           -             (2,519)           (47,244)
 Other (net).................................................       4,907              2,581              5,128
                                                             ----------------   ----------------   ---------------
 Net income...............................................       $122,304           $124,458            $57,854
                                                             ================   ================   ===============

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Principles (continued)

Concentration of OP's Revenue and Credit Risk

For the years ended December 31, 2004, 2003 and 2002, respectively, 13%, 13% and 16% of the OP's revenues were derived from Woodbury Common Premium Outlets. The loss of this center or a material decrease in revenues from the center for any reason may have a material adverse effect on the OP. In addition, for the years ended December 31, 2004, 2003 and 2002, respectively, 23%, 23% and 25% of the OP's revenues were derived from the OP's centers in California.

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

Accumulated Other Comprehensive Loss

At December 31, 2004 and 2003, other comprehensive loss was comprised of the following (in thousands):

                                                  2004                2003
                                           -----------           ---------
Interest rate swap                              $1,661              $4,458
Foreign currency translation                     (912)                (448)
                                           -----------           ---------
Total                                            $ 749              $4,010
                                           ===========           =========

Derivative and Financial Instruments

In the normal course of business, the OP uses a variety of derivative and financial instruments to manage, or hedge, interest rate and foreign currency risk. The OP requires that hedging derivative instruments are effective in reducing the interest rate or foreign currency risk exposure as they are designated. This effectiveness is essential for hedge accounting under accounting principles generally accepted in the United States. Derivative instruments may be associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and recorded on the balance sheet at their fair values with the changes in fair value reflected in accumulated other comprehensive income (loss). When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is terminated or assigned. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period through earnings.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The application of FIN 46-R did not have a significant impact on the OP's financial statements.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to the 2004 presentation.

3. Mergers, Acquisitions and Dispositions

Mergers

On June 21, 2004, Simon Property Group, Inc. ("Simon") and the Company announced a merger agreement (the "Merger Agreement") whereby Simon would acquire all of the outstanding common stock of the Company and operating partnership units of the OP in a transaction valued at approximately $5.2 billion, including the assumption of debt. The merger was approved by the Company shareholders and closed on October 14, 2004 (the "Merger").

The Company's common shareholders received consideration of $36.00 per share for each share of common stock in cash, a fractional share of 0.2936 of Simon common stock, and a fractional share of 0.3000 of Simon 6% Series I convertible perpetual preferred stock. The holders of OP limited partnership common units exchanged their units for common and convertible preferred units of Simon Property Group, L.P.

CPG Partners, L.P., became a wholly owned subsidiary of Simon Property Group, L.P. as of October 14, 2004. The OP incurred costs of approximately $23 million in conjunction with the merger. The OP is managed as an operating division of Simon and continues to operate through its existing senior management. The assets and liabilities of the OP are recorded at historical cost. The impact of purchase accounting has not been reflected on the OP's financial statements due to restrictions contained in the OP's public debt covenants.

The class-action suit that was filed against the Company and its Board of Directors related to the Merger was settled in October 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3. Mergers, Acquisitions and Dispositions (continued)

Acquisitions

In September 2004, the OP completed an all-cash acquisition of Carlsbad Company Stores, a 288,000 square-foot shopping center located in Carlsbad, California for $102.9 million. The OP exercised its option, which was granted prior to development of the center, to acquire the shopping center from a privately held company. The OP entered into a $100 million term loan to fund the acquisition. The term loan was repaid on October 14, 2004 in conjunction with the OP's merger with Simon. The purchase price has been preliminarily allocated to land and building, pending completion of SFAS 141 analysis.

In June 2003, the OP acquired The Crossings Factory Stores ("The Crossings"), a 390,000 square-foot outlet center located in Tannersville, Pennsylvania, for $111.3 million, including closing costs, and including the assumption of a $60.7 million 5.85% mortgage loan due 2013. The stated interest rate was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective rate to 5.1%. An additional $5.0 million was paid to the sellers for the expansion of a 22,000 square-foot center completed in November 2004. In accordance with the provisions of SFAS 141, the OP allocated the purchase price between land, building and in-place leases. Tenant origination costs of $4.0 million are included in deferred costs on the balance sheet and a net intangible lease liability of $3.1 million is included in other liabilities. The tenant origination costs and intangible lease liability are being amortized over the respective lease terms. For the periods ended December 31, 2004 and 2003, the OP recognized rental income of $0.9 million and $0.5 million, respectively, related to the amortization of in-place leases.

In August 2003, the OP acquired Las Vegas Outlet Center ("Las Vegas"), a 477,000 square-foot outlet center in Las Vegas, Nevada, for $104.0 million including the assumption of a $24.4 million 8.12% mortgage loan due 2012. The stated interest rate was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective rate to 6.29%. As part of the transaction, the OP also acquired Lakeland Factory Outlet Mall ("Lakeland"), a 319,000 square-foot outlet center near Memphis, Tennessee, for an additional $3.5 million. The Lakeland property is being marketed for sale. In accordance with the provisions of SFAS 141, the OP allocated the purchase price between land, building and in-place leases. Tenant origination costs of $4.5 million are included in deferred costs on the balance sheet and a net intangible lease liability of $0.4 million is included in other liabilities. The tenant origination costs and intangible lease liability are being amortized over the respective lease terms. For the periods ending December 31, 2004 and 2003, the OP recognized a charge against rental income of $0.2 million and $0.3 million, respectively, related to the amortization of in-place leases.

On April 1, 2002, the OP became the sole owner of the Orlando Premium Outlets ("Simon-Orlando") by acquiring Simon's 50% undivided ownership interest for $46.6 million in cash and the assumption of $29.7 million of existing mortgage debt and the guarantee related thereto. On June 16, 2002, the OP repaid the outstanding balance of $59.4 million and extinguished the mortgage. After closing the transaction the operating results and balance sheet of Simon-Orlando were consolidated in the accompanying financial statements.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3. Mergers, Acquisitions and Dispositions (continued)

Acquisitions (continued)

On November 22, 2002, the OP acquired two outlet centers from JMJ Properties, Inc. ("JMJ"); a 305,000 square-foot center located in Albertville, Minnesota and a 278,000 square foot center located in Johnson Creek, Wisconsin for a total purchase price of $89.5 million. The OP paid $44.9 million in cash and issued 1.3 million limited partnership units with an assigned value of $44.6 million.

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

The aggregate condensed balance sheet (unaudited) on the date of acquisition of the significant acquired properties is as follows (in thousands):

                                                                  2003
                                                              --------------

               Land                                             $ 33,660
               Depreciable property                             190,716
               Accumulated depreciation                               -
               Other assets                                         945
                                                              -------------
                 Total assets                                  $225,321
                                                              =============

               Mortgage debt                                   $ 90,491
               Other liabilities                                    383
                                                              -------------
                 Total liabilities                               90,874
                                                              -------------
               Net equity                                      $134,447
                                                              =============

The following condensed pro forma (unaudited) information assumes that the acquisitions of The Crossings Factory Stores, Las Vegas Outlet Center and Lakeland Factory Outlet Mall had occurred on January 1, 2002. Additionally, it assumes that the effect of the sale of 1.2 million shares of the Company's common stock in conjunction with The Crossings acquisition and the $100.0 million term loan in conjunction with the Las Vegas acquisition occurred on January 1, 2002 (in thousands):

                                                                 2003
                                                              ----------

               Total revenue                                   $386,407

               Net income to common unitholders                 119,004

               Earnings per unit:
               Net income to common unitholders                   $2.33
               Weighted average common units
                 outstanding                                     51,169

CPG Partners, L.P.
Notes to Consolidated Financial Statements

3. Mergers, Acquisitions and Dispositions (continued)

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

The OP sold Santa Fe Premium Outlets located in Santa Fe, New Mexico in December 2004. Net proceeds from the sale of the center were approximately $7.7 million and the net book value was $10.3 million. As a result, the OP recognized a loss on sale of $2.6 million in the fourth quarter 2004, which was presented as a loss on sale of discontinued operations in the accompanying financial statements. Revenues and expenses associated with the Santa Fe property have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

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

In September 2003, the OP realized a gain of approximately $0.9 million from the sale of one of its non-core properties, the former Factory Stores of America at Mesa, Arizona ("Mesa property"). Revenues and expenses connected with the Mesa property have been reclassified to discontinued operations in the period of sale and comparable periods in the accompanying financial statements.

The OP terminated its long-term lease on American Tin Cannery Premium Outlets in January 2004. Revenues and expenses connected with the ATC property have been reclassified to discontinued operations in the period of termination and comparable periods in the accompanying financial statements.

During June and July 2002, the OP sold four non-core centers and two outparcels generating net proceeds of approximately $6.8 million, which approximated the net book value of these properties. Accordingly, no gain or loss on the sales was recognized. The aggregate revenues and net income of the sold properties were $1.2 million and $0.3 million for the year ended December 31, 2002, respectively.

In November 2002, the OP sold one non-core center and an outparcel that generated net proceeds of approximately $1.1 million, which resulted in a gain of approximately $0.6 million which is included in other income in the accompanying financial statements. The aggregate revenues and net income of the sold property were $0.6 million and $0.4 million for the year ended December 31, 2002, respectively.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

4. Rental Properties

The following summarizes the carrying values of rental properties as of December 31 (in thousands):

                                                         2004             2003
                                                     ---------------  --------------
  Land and improvements..........................    $   554,919      $   495,819
  Buildings and improvements.....................      1,636,187        1,536,998
  Construction-in-progress.......................         57,587           16,838
  Equipment and furniture........................         25,426           23,128
                                                     ---------------  --------------
  Total rental property..........................      2,274,119        2,072,783
  Accumulated depreciation and amortization......       (390,783)        (332,406)
                                                     ---------------  --------------
  Total rental property, net.....................     $1,883,336       $1,740,377
                                                     ===============  ==============

Interest costs and loan fees capitalized as part of buildings and improvements were $2.2 million, $4.3 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Commitments for land, new construction, development and acquisitions including the OP's 50% share of joint venture activity, totaled approximately $12.6 million and $49.7 million at December 31, 2004 and 2003, respectively.

Depreciation expense (including amortization of the capital lease) amounted to $66.5 million, $67.3 million and $53.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

5. Restricted Cash-Escrows

Restricted cash escrows include $27.4 million and $6.5 million at December 31, 2004 and 2003, respectively, of escrows and reserve funds for real estate taxes, property insurance, capital and tenant improvements and leasing costs established pursuant to certain mortgage loan agreements. In 2004, restricted cash escrows also included executive annuities purchased in conjunction with the OP's merger of $21.5 million.

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

As of December 31, 2004, 2003 and 2002, the OP's interests in joint ventures included: a 50% interest in Las Vegas Premium Outlets ("Simon-Las Vegas") and a 50% interest in Chicago Premium Outlets ("Simon-Chicago") with Simon (collectively "Simon-Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in a strategic alliance with Sordo Madaleno y Asociados and affiliates ("Chelsea Mexico"); and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail"); and 100% of the non-voting preferred stock of Chelsea Interactive and 50% of the non-voting common stock representing 40% of the total common stock of Chelsea Interactive.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

6. Investments in Affiliates (continued)

In June 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened in August 2003. The OP funded its 50% share of development costs, or approximately $47 million upon final completion.

In August 2002, the OP and Simon entered into a new 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase premium outlet center located in Aurora, Illinois, near Chicago which opened in May 2004. The OP funded its 50% share of the development costs or approximately $45 million through its final completion.

In June 1999, the OP entered into an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan. The OP has a 40% interest in Chelsea Japan. In conjunction with the agreement, the OP contributed $1.7 million in equity and provides its share of construction financing and/or loan guarantees. In March 2004, Chelsea Japan opened its fourth project, the 187,000 square-foot first phase of Tosu Premium Outlets, which is located approximately 20 miles south of Fukuoka, Japan. Chelsea Japan opened its initial project, the 220,000 square-foot first phase of Gotemba Premium Outlets, on July 13, 2000. Gotemba has grown to 390,000 square feet with the completion of its 170,000 square-foot second phase that opened in July 2003. Gotemba is located on the Tomei Expressway, approximately 60 miles west of Tokyo and midway between Mt. Fuji and the Hakone resort area. Chelsea Japan opened its second project, located outside Osaka, the second-largest city in Japan, the 180,000 square-foot first phase of Rinku Premium Outlets on November 23, 2000. Rinku has grown to 321,000 square feet after completing its 70,000 square-foot second phase in March 2002 and 71,000 square-foot third phase in December 2004. Chelsea Japan's third project, the 180,000 square foot first phase of Sano Premium Outlets opened in March 2003. Sano has grown to 229,000 square feet, after completing its 51,000 square foot second phase expansion in July 2004. Sano is located 40 miles north of Tokyo off Tohoku Expressway.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. The 232,000 square-foot first phase of Premium Outlets Punta Norte located in Mexico City opened in December 2004. At December 31, 2004, the OP had contributed approximately $15.9 million toward its 50% share of total expected development costs of $16.5 million. For the year ended December 31, 2004, the OP wrote-off $3.7 million of predevelopment costs related to its investment in Mexico which is included in other expense in the accompanying financial statements. In January 2004, an affiliate of the OP entered into a 180 million peso denominated credit facility, which is guaranteed by the OP to fund its share of construction costs.

At December 31, 2004, the OP had minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. Five outlet centers, containing approximately 900,000 square feet of GLA, including Bicester Village, outside London, England, La Roca Village outside of Barcelona, Spain, Las Rozas Village outside Madrid, Spain, La Vallée near Disneyland Paris and Maasmechelen Village in Belgium are currently open and operated by Value Retail PLC and its affiliates. In July 2002, the OP sold approximately 40% of its holdings in Value Retail to a third party for $11.4 million, resulting in a gain of approximately $10.9 million which was recorded as a gain on sale of unconsolidated investments in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

6. Investments in Affiliates (continued)

Chelsea Interactive

In February 2004, the OP announced a joint venture between Chelsea Interactive and a publicly traded third party, GSI Commerce, Inc. Under the terms of the agreement, Chelsea Interactive would no longer operate its e-commerce technology, but would retain a minority interest in GSI-Chelsea Solutions. Chelsea Interactive's largest clients entered into service agreements with GSI-Chelsea Solutions and transitioned e-commerce activities to the GSI-Chelsea platform in May 2004.

At December 31, 2002, the OP recognized a $34.4 million impairment loss, which was equal to the net book value of its investment in Chelsea Interactive. During 2003, the OP recognized a $2.5 million funding loss and reported a $1.0 million gain from the wind down of operations in May 2004. The gain in 2004 and the loss in 2003 were both reclassified to other expense in the accompanying financial statements.

The following is a summary of investments in and amounts due from affiliates at December 31, 2004 and 2003 (in thousands):

                                                     Chelsea         Simon-          Chelsea
                                                     Japan           Ventures         Mexico       Other          Total
                                                  ------------       ---------        -------     --------     ----------
         Balance December 31, 2002......            $12,471          $ 31,919         $    -       $ 3,607     $  47,997
         Additional investment..........              1,591            43,965          6,212            26        51,794
         Income from unconsolidated
             investments................             8,574              2,432             -              -        11,006
         Distributions and fees.........            (5,102)            (2,754)            -              -       (7,856)
         Foreign exchange...............               503                  -             -              -          503
         Advances (net).................             1,424             2,177              -             23        3,624
                                                  ------------    -----------     -----------   -----------  ------------
         Balance December 31, 2003......           $19,461           $77,739         $6,212        $ 3,656     $107,068

         Additional investment.........              4,233            26,176         13,661              -       44,070
         Write-off of capitalized costs..                -                 -         (3,685)             -       (3,685)
         Income (loss) from
          unconsolidated investments....            11,843            12,138            (42)             -       23,939
         Distributions and fees.........            (7,655)          (10,530)             -              -      (18,185)
         Foreign exchange...............               250                 -           (223)             -           27
         Advances (net).................            (1,349)           (2,271)           (49)            66       (3,603)
                                                  ------------    -----------     -----------   -----------  ------------
         Balance December 31, 2004......           $26,783          $103,252        $15,874         $3,722     $149,631
                                                  ============    ===========     ===========   ===========  ============

CPG Partners, L.P.
Notes to Condensed Consolidated Financial Statements

The OP's share of income before depreciation, depreciation expense and income from unconsolidated investments for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                           Chelsea         Simon         Chelsea
For the Year Ended:                               F/C      Japan           Ventures        Mexico         Other     Total
                                               --------    ----------    -------------   ----------    ---------   ----------
December 31, 2004
Income before depreciation..............            -       $17,272        $  15,107      $    70            -      $32,449
Depreciation............................            -         5,429            2,969          112            -        8,510
                                               --------    ----------    -------------   ----------    ---------   ----------
Income(loss) from unconsol. investment..            -       $11,843          $12,138      $   (42)           -      $23,939
                                               ========    ==========    =============   ==========    =========   ==========
December 31, 2003
Income before depreciation..............            -       $11,923           $3,152            -            -      $15,075
Depreciation............................            -         3,349              720            -            -        4,069
                                               --------    ----------    -------------   ----------    ---------   ----------
Income(loss) from unconsol. investment..            -       $ 8,574         $  2,432            -            -      $11,006
                                               ========    ==========    =============   ==========    =========   ==========
December 31, 2002
Income (loss) before depreciation.......       $6,178        $5,932           $1,833            -          $25      $13,968
Depreciation............................        1,847         1,796              523            -            -        4,166
                                               --------    ----------    -------------   ----------    ---------   ----------
Income (loss) from unconsol. investment..      $4,331        $4,136           $1,310            -          $25      $ 9,802
                                               ========    ==========    =============   ==========    =========   ==========

CPG Partners, L.P.
Notes to Consolidated Financial Statements

Condensed financial information as of December 31, 2004 and 2003, and for the years then ended for Chelsea Japan, Chelsea Mexico and Simon-Ventures is as follows (in thousands):

Property, plant and equipment (net)
     December 31, 2004.........................................    $367,700
     December 31, 2003.........................................     288,780

Total assets
     December 31, 2004.........................................     548,621
     December 31, 2003.........................................     380,426

Long term debt (1)
     December 31, 2004.........................................     195,552
     December 31, 2003.........................................     129,731

Total liabilities
     December 31, 2004.........................................     304,122
     December 31, 2003.........................................     220,238

Total revenues
     December 31, 2004.........................................     154,056
     December 31, 2003.........................................      91,721

Total expenses
     December 31, 2004.........................................     120,511
     December 31, 2003.........................................      79,004

Net income
     December 31, 2004.........................................      33,545
     December 31, 2003.........................................      12,717

OP's share of net income
     December 31, 2004.........................................      15,514
     December 31, 2003.........................................       5,488

Fee income
     December 31, 2004.........................................       8,425
     December 31, 2003.........................................       5,518

(1) Long-term debt in 2004 and 2003 consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

7. Deferred Costs

The following summarizes the carrying amounts for deferred costs at December 31, 2004 and 2003 (in thousands):

                                                       2004          2003
                                                 ------------  ------------
Lease costs.....................................    $25,729       $29,609
FAS 141 lease asset.............................      8,411         8,536
Financing costs.................................     11,887        10,506
Development costs...............................        596         2,311
Other...........................................        371           371
                                                 ------------  ------------
Total deferred costs............................     46,994        51,333
Accumulated amortization........................    (29,912)      (28,344)
                                                 ------------  ------------
Total deferred costs, net.......................    $17,082       $22,989
                                                 ============  ============

Amortization expense amounted to $6.7 million, $6.3 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002 respectively.

The future amortization expense for the FAS 141 lease asset is as follows (in thousands):

               2005.......................................  $1,840
               2006.......................................   1,474
               2007.......................................     961
               2008.......................................     647
               2009.......................................     301
               Thereafter..................................    279
                                                            ----------
               Total.......................................  $5,502
                                                            ==========

8. Non-Compete Agreement

In October 1998 the OP sold its interest in and terminated the development of Houston Premium Outlets, a joint venture project with Simon. Under the terms of the agreement, the OP received non-compete payments totaling $21.4 million from The Mills Corporation; $3.0 million at closing and four annual installments of $4.6 million, terminating in January 2002. The January 2002 payment had a $0.3 million legal escrow reserve withheld. The revenue was being recognized on a straight-line basis over the term of the non-compete agreement and the OP recognized income of $5.1 million during the year ended December 31, 2002. Such amount is included in other income in the accompanying financial statements.

9. Other Assets

The following summarizes the components of other assets at December 31 (in thousands):

                                                            2004             2003
                                                      ------------      -----------
           Sales tax receivable...................       $10,227          $10,728
           Prepaid expenses.......................         5,705           10,680
           Deferred compensation..................         5,236            8,800
           Non-compete receivable.................           300              300
           Other..................................           579            2,240
                                                      ------------      -----------
           Total other assets.....................       $22,047          $32,748
                                                      ============      ===========

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at December 31, 2004 and 2003, and the related effective interest rate, is as follows (in thousands):

                                                                          Effective                            Effective
                                                          December 31,     interest        December 31,         interest
                                                                  2004         rate          2003                 rate
                                                     ------------------ ------------  -----------------      ------------
Yen credit facility due April 2005 (1) .............           $11,845        1.31%                -                -
Peso credit facility due January 2007 (2) ..........            12,515        10.6%                -                -
Term loan due April 2010 (3) .......................            60,475        7.26%                -                -
Senior credit facility due March 2005 (4) ..........                 -            -          $99,000            2.09%
Term loan due March 2005 (5) .......................                 -            -            5,035            2.09%
Bridge loan facility due July 2004 (6) .............                 -            -          100,000            1.96%
                                                     ------------------               ---------------
                                                               $84,835                      $204,035
                                                     ==================               ===============
1)	The OP's wholly-owned equity investee in Chelsea Japan Co. Ltd. has a 4.0 billion yen line of credit (approximately US $39 million) to provide funding for projects being developed in Japan. The yen line of credit bears interest at yen LIBOR plus 1.25% and matures April 1, 2005. This facility is guaranteed by the Company and the OP. At December 31, 2004, 1.2 billion yen (approximately US $11.8 million) was outstanding under the loan.

2)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-denominated revolving facility (US $16.1 million as of December 31, 2004) to provide funding for projects in Mexico. The peso facility has a three-year term and drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15%. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. This facility is guaranteed by the Company and the OP. At December 31, 2004, the outstanding balance was 139.5 million pesos (approximately US $12.5 million). The outstanding balance was fully repaid in February 2005.

3)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25% (3.53% at December 31, 2004). The original terms remained unchanged requiring quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity. The OP maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the years ended December 31, 2004 and 2003, the OP recognized interest expense of $2.9 million and $3.1 million, respectively, on the hedge that is included in interest expense in the accompanying financial statements.

4)	The OP maintained a $200 million senior unsecured bank line of credit (the "Senior Credit Facility") with an expiration date of March 31, 2005, which the OP had the right to extend until March 31, 2006. The Senior Credit Facility bore interest on the outstanding balance, payable monthly, at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 0.95% or the prime rate, at the OP's option. The LIBOR rate spread ranged from 0.85% to 1.50% depending on the OP's Senior Debt rating. In connection with the Merger, the Senior Credit Facility was fully repaid and extinguished on October 14, 2004.

5)	The OP also had a $5.0 million term loan that carried the same interest rate and maturity as the Senior Credit Facility. In connection with the Merger, the term loan facility was fully repaid on October 14, 2004.

6)	In March 2004, the OP repaid the $100 million bridge loan due July 31, 2004 with proceeds received from the issuance of $100 million of unsecured term notes due March 15, 2009. The Bridge Loan facility bore interest on the outstanding balance, payable monthly, at LIBOR plus 0.80% per annum.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt (continued)

Unsecured Public Notes

A summary of the terms of the unsecured publicly traded notes outstanding at December 31, 2004 and 2003, is as follows (in thousands):

                                                             December 31,         December 31,     Effective
                                                                 2004                    2003        Yield (1)
                                                       -------------------     --------------    --------------
8.375%  Unsecured Notes due August 2005..............       $   49,982             $  49,952          8.44%
7.250%  Unsecured Notes due October 2007.............          124,906               124,874          7.39%
3.500%  Unsecured Notes due March 2009(2)............           99,608                     -          3.60%
8.625%  Unsecured Notes due August 2009..............           49,953                49,943          8.76%
8.250%  Unsecured Notes due February 2011............          149,110               148,963          8.40%
6.875%  Unsecured Notes due June 2012................           99,897                99,878          6.90%
6.000%  Unsecured Notes due January 2013.............          148,393               148,193          6.18%
                                                       -------------------     ---------------
 Total unsecured notes                                        $721,849              $621,803
                                                       ===================     ===============
(1)	Including discount on the notes.

(2)	In March 2004, the OP completed a debt offering consisting of $100 million, 3.5% unsecured term notes due March 15, 2009, priced to yield 3.603% to investors. Proceeds were used to repay virtually all of the $100 million bridge loan facility due July 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at December 31, 2004 and 2003, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of December 31, 2004, is as follows (in thousands):

                                                                                 Effective
                                        December  31,           December 31,     Interest
                                                2004                   2003        Rate              NBV
                                      ----------------            -----------   -------------    -----------
 Due July 2008 (1) .............            $161,546                $164,727        7.26%          $247,673
 Due April 2010 (2) ............                   -                  61,475        7.26%                 -
 Due December 2012 (3) .........              23,331                  25,477        6.29%            99,647
 Due December 2012 (4) .........              69,372                  70,460        7.67%            73,492
 Due March 2013 (5) ............              62,105                  63,495        5.10%           116,939
                                          ------------            -----------                    -----------
                                            $316,354                $385,634                       $537,751
                                          ============            ===========                    ===========
1)	The F/C mortgage loan was consolidated as part of the August 20, 2002 buyout of Fortress' 51% interest in the F/C Acquisition joint venture. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the years ended December 31, 2004 and 2003, the OP recognized $145,000 and $135,000, respectively in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	In February 2004, the OP amended the mortgage loan to unencumber the properties (see unsecured bank note).

3)	The mortgage loan due December 2012 was assumed as part of an August 2003 acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the years ended December 31, 2004 and 2003, the OP recognized approximately $285,000 and $120,000, respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of a September 2001 acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the years ended December 31, 2004 and 2003, the OP recognized $0.5 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

5)	The mortgage loan due March 2013 was assumed as part of a June 2003 acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the years ended December 31, 2004 and 2003, the OP recognized approximately $293,000 and $144,000, respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

10. Debt (continued)

Mortgage Debt (continued)

Following is a schedule of the estimated fair value of the OP's debt using current broker quotations at December 31, 2004 (in thousands):

                                           Carrying         Principal         Estimated
       Description                           Value           Balance         Fair Value
       --------------------------------  --------------   ---------------   --------------
       Fixed Rate Debt...............     $1,038,203       $1,032,086        $1,112,682

       Variable Rate Debt............        385,095          385,095           385,095

Interest paid, excluding amounts capitalized, was $77.7 million, $70.2 million and $47.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Following is a schedule of the OP's debt maturities, including debt premium amortization, at December 31, 2004, (in thousands):

                 2005............  $   371,164
                 2006............       22,344
                 2007............      135,442
                 2008............      157,786
                 2009............      157,146
                 Thereafter......      579,416
                                  -------------
                                    $1,423,298
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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

11. Financial Instruments: Derivatives and Hedging (continued)

Interest rate swaps that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. Unrealized gains and losses in the fair value of cash flow hedges are reported on the balance sheet with a corresponding adjustment to Accumulated Other Comprehensive Income to the extent they are offsetting and otherwise qualify in the period for cash flow hedge accounting. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings through interest expense. This reclassification occurs over the same time period in which the hedged items affect earnings. The OP hedges its exposure to variability in future cash flows for forecasted transactions other than those associated with existing floating-rate debt over a maximum period of 12 months. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings. During 2003, the OP paid down approximately $5.0 million of hedged debt and reclassed approximately $0.5 million out of accumulated other comprehensive loss to other expense. The ineffective portion of the hedge will be marked to market through earnings in other expense.

The notional value and fair value of the swap provide an indication of the extent of the OP's involvement in financial derivative instruments at December 31, 2004. It does not represent exposure to credit, interest rate or market risks. At December 31, 2004, and 2003, the swap was reported at its fair value and classified as other liabilities in the accompanying financial statements of $1.8 million and $4.8 million, respectively. Within the next twelve months, the OP expects to reclassify to earnings approximately $1.8 million of the current balance held in accumulated other comprehensive loss related to the interest rate swap.

                                 As of December 31, 2004
                                 -----------------------
        Hedge Type          Notional Value    Rate     Maturity    Fair Value
        ----------          --------------    ----     -------     ----------
       Swap, Cash Flow      $65.5 million    5.7625%   1/1/2006   ($1.8 million)

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

12. Preferred Units

In September 2004, the Company completed a private sale of $65 million of Series C Variable Rate Preferred Stock (the Series C Preferred Stock). Proceeds from the sale were used to redeem the OP's Series B Cumulative Redeemable Preferred Units for approximately $65 million. The private sale was for 2.6 million restricted shares having a liquidation preference of $25.00 per unit share. The Series C Preferred Stock was redeemable at the Company's option, and paid a cumulative quarterly dividend at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.0%. Pursuant to the Merger Agreement, on October 13, 2004, the Series C Preferred Stock was fully redeemed.

In September 1999, the OP completed a private sale of $65 million of Series B Cumulative Redeemable Preferred Units ("Preferred Units") to an institutional investor. The private placement was for 1.3 million Preferred Units at a stated value of $50 each. The Preferred Units were called at par at the OP's option, in September 2004. The Preferred Units had no stated maturity or mandatory redemption and paid a cumulative quarterly dividend at an annualized rate of 9.0%. The Preferred Units were exchangeable into Series B Cumulative Redeemable Preferred Stock of the Company after ten years. The OP recorded a $1.7 million write-off of offering costs associated with the redemption, which is included in preferred unit requirement in the accompanying consolidated financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

13. Lease Agreements

The OP is the lessor and sub-lessor of retail stores under operating leases with term expiration dates ranging from 2005 to 2024. Future minimum lease receipts under non-cancelable operating leases at December 31, 2004, exclusive of renewal option periods, were as follows (in thousands):

                 2005...................                $ 257,167
                 2006...................                  248,155
                 2007...................                  217,264
                 2008...................                  184,490
                 2009...................                  146,394
                 Thereafter.............                  344,153
                                                    -------------
                                                       $1,397,623
                                                    =============

Operating Leases

Future minimum rental payments under operating leases for administrative offices at December 31, 2004, are as follows (in thousands):

                 2005..................                  $  1,266
                 2006..................                     1,141
                 2007..................                     1,133
                 2008..................                     1,133
                 2009..................                     1,133
                 Thereafter............                     5,973
                                                       -----------
                                                          $11,779
                                                       ===========

Rental expense amounted to $1.2 million for the year ended December 31, 2004 and $1.4 million for the years 2003 and 2002.

Ground Leases

The OP has properties containing ground leases with termination dates ranging from 2007 to 2087 and allow for renewal terms of 4 to 30 years.

Future minimum lease payments under ground leases at December 31, 2004, exclusive of renewal option periods were as follows (in thousands):

                 2005..................                  $  1,640
                 2006..................                     2,053
                 2007..................                     2,042
                 2008..................                     2,051
                 2009..................                     1,986
                 Thereafter............                    49,655
                                                    --------------
                                                          $59,427
                                                    ==============

Rental expense amounted to $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

14. Commitments and Contingencies

Borrowings related to Chelsea Japan for which the Company and the OP have provided guarantees for repayment of debt as of December 31, 2004, are as follows (in thousands):

         Total Facility               |                                 Outstanding
 ------------------------------------ |  --------------------------------------------------------------------
                                      |                                                          Due     Interest
  Yen                 US $ Equivalent |     Yen           US $ Equivalent     US $  Guarantee    Date      Rate
 -----------          --------------- |    --------       ---------------     ---------------    ----      ----
 3.8 billion (1)      $37.0 million   |   2.9 billion     $28.5 million      $11.4 million       2015      2.06%
 0.6 billion (1)        5.8 million   |   0.4 billion       4.3 million        1.7 million       2012      1.50%
(1)	Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. The 232,000 square-foot first phase of Premium Outlets Punta Norte located in Mexico City opened in December 2004. At December 31, 2004, the OP had contributed approximately $15.9 million toward its 50% share of total expected development costs of $16.5 million. In January 2004, an affiliate of the OP entered into a 180 million peso denominated credit facility, which is guaranteed by the OP to fund its share of construction costs.

As of December 31, 2004, the OP had provided limited debt service guarantees of approximately $14.8 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which has a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion. The outstanding guarantees expire on or before September 30, 2005.

At December 31, 2004, other assets include $5.3 million and accrued expenses and other liabilities include $21.1 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements

15. Related Party Information

The OP's wholly-owned equity investee in Japan, Chelsea International Operating Corp., has advanced partner loans to Chelsea Japan totaling 1.5 billion yen (approximately US $14.2 million) at December 31, 2004. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.0% (3.05% at December 31, 2004) and mature in 2005 (810 million yen) and in 2014 (646 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

In October 2004, the OP borrowed $235.3 million from Simon and issued an unsecured promissory note due August 1, 2005. Interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used primarily to repay OP's senior unsecured line of credit (the "Senior Credit Facility"), the $5 million term loan, and the $100 million term loan. The proceeds from the $100 million term loan had previously been used to acquire a shopping center in Carlsbad, California. The loans are included in notes payable-related parties in the accompanying financial statements.

Also in October 2004, the OP borrowed $65.0 million from Simon and issued an unsecured promissory note due December 31, 2004. In January 2005, the note was extended until August 1, 2005. Interest is payable monthly at LIBOR plus 1% per annum. The borrowed funds were used to redeem the Series C Preferred Stock prior to the Merger closing on October 14, 2004. The loans are included in notes payable-related parties in the accompanying financial statements.

Pursuant to the Merger Agreement, the Company's Chairman and CEO was entitled to a special bonus of $5 million immediately prior to the effective time of the merger, which was paid on October 14, 2004. The Company's Vice Chairman was entitled to a special bonus of $0.5 million upon the closing of the merger, which was paid on October 18, 2004. The Company also purchased two annuity contracts in consideration of the non-competition covenants of its CEO and President totaling $21.5 million. These contracts are included in restricted cash-escrows in the accompanying financial statements.

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

In August 1997, the OP and one of the Company's directors entered into a Consulting Agreement pursuant to which the director agreed to perform services for the OP in connection with the development and operation of manufacturer's outlet centers in Japan and Hawaii. The agreement provided for payments to the director of $10,000 per month and was terminated by the OP in December 1999. During the term of the agreement and for four years after the termination, the director was entitled to deferred compensation of 1% of the development costs, up to a maximum amount of $0.5 million per project, on all projects in which he was involved in Japan or Hawaii either directly or as a result of Mitsubishi and/or Nissho Iwai committing to develop such project with the OP in Japan during the previously mentioned four-year period. The final payment under this agreement, related to the opening of Tosu Premium Outlets which was Board-approved during 2003, was paid in March 2004. Fees paid under this agreement totaled $0.7 million for the year ended December 31, 2004. These fees are included in investment in affiliates in the accompanying financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements

16. 401(k) Plan

The OP maintains a defined contribution 401(k) savings plan (the "Plan"), which was established to allow eligible employees to make tax-deferred contributions through voluntary payroll withholdings. All employees of the OP are eligible to participate in the Plan after completing six months of service and attaining age 21. Employees who elect to enroll in the Plan may elect to have from 1% to 15% of their pre-tax gross pay contributed to their account each pay period. As of January 1, 1998 the Plan was amended to include an employer discretionary matching contribution which currently excludes certain officers, in an amount not to exceed 100% of each participant's first 6% of yearly compensation to the Plan. Matching contributions of approximately $258,000 in 2004, $156,000 in 2003 and $96,000 in 2002 are included in the OP's general and administrative expense in the accompanying financial statements.

17. Quarterly Financial Information (Unaudited)

The following summary represents the results of operations, expressed in thousands except per unit amounts, for each quarter during 2004 and 2003:

                                                  March 31         June 30        September 30         December 31
                                                 ------------    ------------   ------------------  -----------------
 2004
 ----
 Base rental revenue............................     $65,434         $66,699            $  67,183          $  70,717
 Total revenues.................................      92,782          96,424              100,418            120,195
 Net income available to common unitholders.....
                                                      28,255          32,029               32,384             20,856
 Net income per weighted average
    common unit.................................       $0.55           $0.62                $0.63              $0.40

 2003
 ----
 Base rental revenue............................     $58,918         $59,218             $ 63,404          $  65,359
 Total revenues.................................      82,896          86,195               91,808            109,687
 Net income available to common unitholders.....
                                                      21,762          29,079               29,272             35,161
 Net income per weighted average
  common unit...................................       $0.44           $0.59                $0.58              $0.69

CPG Partners, L.P.
Notes to Consolidated Financial Statements

18. Non-Cash Investing and Financing Activities

In December 2003 and 2002, the OP declared quarterly distributions per unit of $0.535 and $0.485, respectively (assumes May 2002, 2-for-1 unit split occurred on January 1, 2002). The limited partners' distributions were paid in January of each subsequent year.

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

                                                                   Cost Capitalized           Step-Up Related
                                                               (Disposed of) Subsequent       to Acquisition
                                                                    to Acquisition            of Partnership
                                     Initial Cost to Company        (Improvements)             Interest (1)
                                     -----------------------        --------------             ------------
                                                 Buildings,                Buildings,                 Buildings,
   Description           Encum-                Fixtures and              Fixtures and               Fixtures and
Outlet Center Name       brances      Land       Equipment      Land       Equipment       Land      Equipment
------------------       -------      ----       ---------      ----       ---------       ----      ---------
Woodbury Common, NY            -    $4,448         $16,073    $4,967        $129,926        $ -            $ -
Orlando, FL                    -     9,946          65,711       300           1,612      7,957         31,829
Gilroy, CA                   (3)    17,053          84,641       (89)          1,245      1,812          8,840
Wrentham, MA                   -       157           2,817     3,863          87,461          -              -
Waikele, HI                    -    22,800          54,357         -           3,872          -              -
Leesburg, VA                   -     6,296               -      (811)         73,372          -              -
Desert Hills, CA               -       975               -     2,376          67,430        830          4,936
Michigan City, IN            (3)     7,264          60,107       (39)          1,594        772          6,243
Camarillo, CA                  -     4,000               -    10,696          58,910          -              -
Osage Beach, MO                -    10,395          58,701         -           2,796          -              -
Jackson, NJ (5)                -    10,302          58,178         -             991          -              -
Albertville, MN                -    15,794          45,977     2,851          13,629          -              -
North Georgia, GA              -     2,960          34,726      (223)         24,035          -              -
Waterloo, NY                 (3)     5,258          42,942       (28)          1,294        559          4,519
Clinton, CT                    -     4,124          43,656       263           1,999          -              -
Allen, TX                      -     8,938           2,068      (834)         38,426          -              -
Vacaville, CA                  -     9,683          38,850        18           4,993          -              -
Folsom, CA                     -     4,169          10,465     2,624          27,694          -              -
Carolina Outlet (I), NC        -     6,220          24,860      (181)          1,488          -              -
Carolina Outlet (II), NC     (4)         -           7,862         -             329          -              -
Petaluma Village, CA           -     3,735               -     3,095          33,123          -              -
St. Augustine, FL              -     5,783          32,658         -           1,559          -              -
Liberty Village, NJ            -       345             405     1,499          23,588     11,015          2,195
Napa, CA                             3,456           2,113     7,908          19,933          -              -
Kittery (I), ME          (3) (4)     2,143          23,985        (6)            432        228          2,354
Kittery (II), ME               -       567           2,265         -             150          -              -
Johnson Creek, WI              -     4,648          26,341         3             404          -              -
Aurora, OH                     -       637           6,884     1,229          25,131          -              -
Edinburgh, IN                  -     5,415          21,659      (192)          3,535          -              -
North Bend, WA                 -     4,735          18,925       (83)            106          -              -
The Crossings, PA            (6)    17,187          97,443        35           6,143          -              -
Las Vegas Outlet, NV         (7)    15,930          90,270        19          (3,322)         -              -
Branson II                     -     2,892          16,332         -           1,544          -              -
Columbia Gorge, OR                     934               -       428          14,049        497          2,647
Santa Fe, NM                   -        74               -      (565)         (1,772)       491          1,772
Carlsbad, CA (5)               -    20,592          82,539         -               -          -              -
Patriot Plaza, VA              -       789           1,854       976           4,496          -              -
Seatle, WA                     -       225               -         -          36,776          -              -
Land held for development      -    37,685               -         -           7,786          -              -
Corporate Offices, NJ, CA      -         -              60         -           8,980          -              -
Other retail             (2) (4)    15,156          62,947    (3,456)        (10,138)         -              -
                         -------------------------------------------------------------------------------------
               (2)(3)    316,354  $293,710      $1,138,671   $36,643        $715,599    $24,161        $65,335
                         -------------------------------------------------------------------------------------

                              Gross Amount Carried
                               at Close of Period                                                   Life Used to
                               December 31, 2004                                                       Compute
                               -----------------                                                    Depreciation
                                        Buildings,                                                    in Latest
   Description                        Fixtures and              Accumulated          Date of            Income
Outlet Center Name           Land      Equipment       Total   Depreciation       Construction        Statement
------------------           ----      ---------       -----   ------------       ------------        ---------
Woodbury Common, NY        $9,415       $145,999    $155,414      $63,990      '85, '93, '95, '98         40
Orlando, FL                18,203         99,152     117,355       18,379             '00                 40
Gilroy, CA                 18,776         94,726     113,502       10,038     '90,'91,'92,'94,'95         40
Wrentham, MA                4,020         90,278      94,298       27,519           '95, '00              40
Waikele, HI                22,800         58,229      81,029       15,055             '98                 40
Leesburg, VA                5,485         73,372      78,857       22,554           '96-'00               40
Desert Hills, CA            4,181         72,366      76,547       33,955    '90, '94-'95, '97-'98        40
Michigan City, IN           7,997         67,944      75,941        7,248  '87,'88,'89,'91,'94,'95,'97    40
Camarillo, CA              14,696         58,910      73,606       20,868           '94-'99               40
Osage Beach, MO            10,395         61,497      71,892        3,217           '87-'90               40
Jackson, NJ (5)            10,302         59,169      69,471        3,001           '97,'98               40
Albertville, MN            18,645         59,606      78,251        3,517           '00,'01               40
North Georgia, GA           2,737         58,761      61,498       21,945           '95-'99               40
Waterloo, NY                5,789         48,755      54,544        5,097         '95,'96,'97             40
Clinton, CT                 4,387         45,655      50,042       20,800           '95-'96               40
Allen, TX                   8,104         40,494      48,598        8,447            '99-'01              40
Vacaville, CA               9,701         43,843      53,544        3,738         '88,'91,'92             40
Folsom, CA                  6,793         38,159      44,952       14,911  '90, '92, '93, '96-'97,'00     40
Carolina Outlet (I), NC     6,039         26,348      32,387        2,345       '87,'95,'96,'99           40
Carolina Outlet (II), NC        -          8,191       8,191          738       '87,'95,'96,'99           40
Petaluma Village, CA        6,830         33,123      39,953       12,857         '93, '95-'96            40
St. Augustine, FL           5,783         34,217      40,000        1,803           '90-'92               40
Liberty Village, NJ        12,859         26,188      39,047       10,541         '81, '97-'98            30
Napa, CA                   11,364         22,046      33,410        9,043         '62, '93, '95           40
Kittery (I), ME             2,365         26,771      29,136        3,067             '86                 40
Kittery (II), ME              567          2,415       2,982          217       '10,'84,'89,'95           40
Johnson Creek, WI           4,651         26,745      31,396        1,717         '98,'99,'01             40
Aurora, OH                  1,866         32,015      33,881       12,195     '90, '93, '94, '95          40
Edinburgh, IN               5,223         25,194      30,417        1,902           '89,'95               40
North Bend, WA              4,652         19,031      23,683        1,611           '90,'95               40
The Crossings, PA          17,222        103,586     120,808        3,868             '03                 40
Las Vegas Outlet, NV       15,949         86,948     102,897        3,250             '03                 40
Branson II                  2,892         17,876      20,768          897           '88,'94               40
Columbia Gorge, OR          1,859         16,696      18,555        6,873           '91, '94              40
Santa Fe, NM                    -              -           -            -           '93, '98              40
Carlsbad, CA(5)            20,592         82,539     103,131          518              '05                40
Patriot Plaza, VA           1,765          6,350       8,115        2,776        '86, '93, '95            40
Seatle, WA                    225         36,776      37,001            -              -                   0
Land held for development  37,685          7,786      45,471            -              -                   0
Corporate Offices, NJ, CA       -          9,040       9,040        5,691              -                  10
Other retail               11,700         52,809      64,509        4,595           various               40
                         -----------------------------------------------
               (2)(3)    $354,514     $1,919,605  $2,274,119    $390,783
                         -----------------------------------------------

The aggregate cost of the land, buildings, fixtures and equipment for federal tax purposes was approximately $1,904 million at December 31, 2004.

(1) As part of the formation transaction assets acquired for cash have been accounted for as a purchase. The step-up represents the amount of the purchase price that exceeds the net book value of the assets acquired.	(4) Project held under long term land lease.
(2) Projects encumbered by mortgage totaling $69.4 million at December 31, 2004.	(5) Purchase prices has been tentatively allocated.
(3) Projects encumbered by mortgage totaling $161.5 million at December 31, 2004.	(6) Projects encumbered by mortgage totaling $62.1 million at December 31, 2004.
(7) Projects encumbered by mortgage totaling $23.3 million at December 31, 2004.

CPG Partners, L.P.
Schedule III-Consolidated Real Estate
and Accumulated Depreciation (continued)
(in thousands)

The changes in total real estate

                                                      Year ended December 31,
                                                       2004           2003
                                                     -----------    ---------
Balance, beginning of period....................     $2,072,783     $1,837,174
Additions.......................................        216,815        268,318
Dispositions and other..........................        (15,479)       (32,709)
                                                     -----------    -----------
Balance, end of period..........................     $2,274,119     $2,072,783
                                                     ===========    ===========

The changes in accumulated depreciation:

                                                      Year ended December 31,
                                                       2004           2003
                                                     -----------    ---------
Balance, beginning of period...................       $332,406       $284,239
Additions......................................         65,996         67,023
Dispositions and other.........................         (7,619)       (18,856)
                                                     -----------    -----------
Balance, end of period.........................       $390,783       $332,406
                                                     ===========    ===========

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPG Partners, L.P. by Chelsea Property Group, Inc. as General Partner By /s/ David Bloom David Bloom Chief Executive Officer

March 17, 2005

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Bloom David Bloom	Chief Executive Officer And Director (Principal Executive Officer)	March 17, 2005

/s/ David Simon David Simon	Director	March 17, 2005

/s/ Richard S. Sokolov Richard S. Sokolov	Director	March 17, 2005

/s/ Michael J. Clarke Michael J. Clarke	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2005

/s/ Sharon M. Vuskalns Sharon M. Vuskalns	Vice President and Controller (Principal Accounting Officer)	March 17, 2005