Form 10-Q
period 2005-03-31
CPG PARTNERS LP
filed 2005-05-06
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

CPG Partners, L.P.
Consolidated Balance Sheets
(In thousands)

                                                                                         March 31,         December 31,
                                                                                              2005                2004
                                                                                   ----------------    ----------------
                                                                                       (Unaudited)
Assets:
Rental properties:
     Land.......................................................................        $ 342,357           $   354,514
     Depreciable property.......................................................        1,958,215             1,919,605
                                                                                   ----------------    ----------------
Total rental property...........................................................        2,300,572             2,274,119
Accumulated depreciation........................................................         (407,337)             (390,783)
                                                                                   ----------------    ----------------
Rental properties, net..........................................................        1,893,235             1,883,336
Cash and cash equivalents.......................................................           24,453                33,362
Restricted cash-escrows.........................................................           28,231                27,418
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,694 in 2005 and $2,242 in 2004)................................            1,639                11,534
Deferred rent receivable........................................................           31,696                30,504
Property held for sale..........................................................                -                 3,500
Investments in unconsolidated affiliates........................................          146,984               149,631
Notes receivable-related parties................................................           19,241                14,184
Deferred costs, net.............................................................           19,758                17,082
Other assets....................................................................           26,252                22,047
                                                                                   ----------------    ----------------
Total assets....................................................................      $ 2,191,489            $2,192,598
                                                                                   ================    ================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt........................................................         $ 60,225         $      84,835
     Unsecured public notes.....................................................          721,982               721,849
     Mortgage debt..............................................................          314,234               316,354
     Notes payable-related party................................................          318,098               300,260
     Construction payables......................................................           11,652                14,654
     Accounts payable and accrued expenses......................................           65,660                59,158
     Other liabilities..........................................................           18,480                23,281
                                                                                   ----------------    ----------------
Total liabilities...............................................................        1,510,331             1,520,391
                                                                                   ----------------    ----------------

Commitments and contingencies

Partners' capital:
General partner units outstanding, 44,206 in 2005 and 2004......................          535,830               528,613
Limited partners' units outstanding, 8,164 in 2005 and 2004.....................          145,676               144,343
Accumulated other comprehensive loss ...........................................             (348)                 (749)
                                                                                   ----------------    ----------------
Total partners' capital.........................................................          681,158               672,207
                                                                                   ----------------    ----------------
Total liabilities and partners' capital.........................................      $ 2,191,489            $2,192,598
                                                                                   ================    ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
for the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands, except per unit data)

                                                                                      2005             2004
                                                                                 -------------    ---------------

Revenues:
   Base rent................................................................        $71,310          $65,434
   Percentage rent..........................................................          5,267            4,777
   Expense reimbursements...................................................         22,309           20,660
   Other income.............................................................          3,888            1,911
                                                                                 -------------    ---------------
Total revenues...........................................................           102,774           92,782
                                                                                 -------------    ---------------

Expenses:
   Operating and maintenance................................................         26,025           24,962
   Depreciation and amortization............................................         18,950           17,665
   General and administrative...............................................          2,941            3,590
   Other....................................................................          1,572            2,406
                                                                                 -------------    ---------------
Total expenses...........................................................            49,488           48,623
                                                                                 -------------    ---------------

Income before unconsolidated investments and interest expense............            53,286           44,159

Income from unconsolidated investments......................................          6,064            5,042
Interest expense............................................................        (20,800)         (18,650)
                                                                                 -------------    ---------------
Net income...............................................................            38,550           30,551
Preferred unit requirement..................................................              -           (2,296)
                                                                                 -------------    ---------------
Net income available to common unitholders..................................        $38,550          $28,255
                                                                                 =============    ===============

Net income to common unitholders:
     General partner........................................................        $32,540          $24,208
     Limited partners.......................................................          6,010            4,047
                                                                                 -------------    ---------------
Total.......................................................................        $38,550          $28,255
                                                                                 =============    ===============

Net income per common unit:
     General partner........................................................          $0.74            $0.55
     Limited partners.......................................................          $0.74            $0.55

Weighted average units outstanding:
     General partner........................................................         44,206           43,746
     Limited partners.......................................................          8,164            7,314
                                                                                 -------------    ---------------
Total.......................................................................         52,370           51,060

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(In thousands)

                                                                             2005                   2004
                                                                       ----------------        --------------
   Cash flows from operating activities
   Net income......................................................        $38,550                $30,551
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization................................         18,950                 17,816
      Equity in earnings of unconsolidated investments in
              excess of distributions..............................           (983)                (1,590)
     Gain on sale of assets........................................           (331)                     -
     Additions to deferred leasing costs...........................           (126)                  (337)
     Other operating activities....................................           (103)                  (976)
     Changes in assets and liabilities:
           Straight-line rent......................................         (1,281)                (1,364)
           Due from affiliates.....................................          3,255                  2,207
           Other assets............................................          5,758                  6,717
           Accounts payable and other liabilities..................         (6,601)                (8,923)
                                                                    ------------------------    ------------------
   Net cash provided by operating activities.......................         57,088                 44,101
                                                                    ------------------------    ------------------

   Cash flows from investing activities
   Additions to rental properties..................................        (25,011)                (8,261)
   Net proceeds from sale of center................................          3,831                      -
   Additions to investments in unconsolidated affiliates...........         (2,876)               (14,187)
   Distributions from investments in unconsolidated
         affiliates in excess of earnings..........................          2,904                    185
   Additions to deferred development costs.........................         (1,050)                  (405)
                                                                    ------------------------    ------------------
   Net cash used in investing activities...........................        (22,202)               (22,668)
                                                                    ------------------------    ------------------

   Cash flows from financing activities
   Debt proceeds...................................................         23,261                107,534
   Debt repayment..................................................        (31,917)              (129,951)
   Net proceeds from sale of the OP's common units.................              -                  5,717
   Distributions...................................................        (30,000)                (6,242)
   Loans to related parties........................................         (5,057)                     -
   Additions to deferred financing costs...........................            (82)                  (671)
                                                                    ------------------------    ------------------
   Net cash used in financing activities...........................        (43,795)               (23,613)
                                                                    ------------------------    ------------------

   Net decrease in cash and cash equivalents.......................         (8,909)                (2,180)
   Cash and cash equivalents, beginning of period..................         33,362                 18,476
                                                                    ------------------------    ------------------
   Cash and cash equivalents, end of period........................        $24,453                $16,296
                                                                    ========================    ==================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Organization and Basis of Presentation

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is 84.4% owned and managed by its sole general partner, Chelsea Property Group, Inc. (the "Company"). In October 2004, the Company merged with Simon Property Group, Inc. ("Simon") and became a private real estate investment trust ("REIT") . The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers' outlet centers. As of March 31, 2005, the OP wholly or partially-owned 60 centers in 30 states, Japan and Mexico containing approximately 16.9 million square feet of gross leasable area ("GLA"); the OP's portfolio comprised 41 Domestic and International Outlet centers containing 14.5 million square feet of GLA (the "Outlets") and 19 other centers containing approximately 2.4 million square feet of GLA ("Other Retail") (collectively the "Properties"). The OP's Outlets generated approximately 96% and 98% of the OP's real estate net operating income for the three months ended March 31, 2005, and 2004, respectively. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Mexico City, Mexico and Tokyo, Osaka and Nagoya, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

The consolidated financial statements contain the accounts of the Operating Partnership and its majority owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

Common ownership of the OP as of March 31, 2005, was approximately as follows:

                                         Number of units        % of total units
                                    --------------------      ------------------

            General Partner                   44,206,000                  84.4%
            Limited Partners                   8,164,000                  15.6%
                                    ---------------------     ------------------
            Total                             52,370,000                 100.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2.     Dispositions

In March 2005, the OP sold Lakeland Factory Outlet Mall, a 319,000 square-foot center located in Lakeland, Tennessee. Net proceeds from the sale of the center were approximately $3.8 million and the net book value was $3.5 million. Accordingly, the OP recognized a $0.3 million gain in the first quarter 2005.

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

At March 31, 2005, the OP's interests in joint ventures included a 50% interest in Las Vegas Premium Outlets and a 50% interest in Chicago Premium Outlets with Simon, (collectively "Simon Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in Premium Outlets Punta Norte ("Chelsea Mexico"); and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

In March 2005, Chelsea Japan opened its fifth project, the 178,000 square-foot first phase of Toki Premium Outlets located near Nagoya, Japan. Chelsea Japan owns and operates four other centers: Gotemba Premium Outlets, a 390,000 square-foot property located 60 miles west of Tokyo; Rinku Premium Outlets, a 321,000 square-foot property located near Osaka; Sano Premium Outlets, a 229,000 square-foot property located about 40 miles north of Tokyo, and Tosu Premium Outlets, a 187,000 square-foot property located approximately 20 miles south of Fukuoka.

In August 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Chicago Premium Outlets, a 438,000 square-foot single-phase Premium Outlet center located in Aurora, Illinois, which opened in May 2004.

In June 2002, the OP and Simon entered into a 50/50 joint venture to develop and operate Las Vegas Premium Outlets, a 435,000 square-foot single-phase outlet center located in Las Vegas, Nevada, which opened in August 2003.

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. In December 2004, the joint venture opened its first project; a 232,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City. As of March 31, 2005, the OP had contributed its 50% share or $15.8 million of total estimated development costs of $16.5 million; the balance is expected to be paid during 2005. In February 2005, a wholly owned subsidiary of the OP repaid the outstanding balance of its 180 million peso-denominated credit facility. The revolving facility, guaranteed by the Company and OP, is available to fund the OP's share of construction costs for projects in Mexico.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. The OP's total investment in Europe as of March 31, 2005 was $3.6 million.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.     Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at March 31, 2005 (in thousands):

                                                    Simon       Chelsea       Chelsea
                                                 Ventures         Japan        Mexico        Other        Total
                                              -----------   -------------    ----------     --------   -------------
Balance December 31, 2004..............          $103,252       $26,783        $15,874       $3,722      $149,631

   Additional investment...............                 -            50              -            -            50

   Income from unconsolidated
    investments........................             2,881         3,158             25            -         6,064

   Distributions and fees..............            (5,785)       (2,175)             -            -        (7,960)

   Foreign exchange....................                 -          (234)           (67)           -          (301)

   Advances (net) .....................               (55)         (461)            (2)          18          (500)
                                              -----------    -----------     ----------      ----------  ------------

Balance March 31, 2005.................          $100,293       $27,121        $15,830       $3,740      $146,984
                                              ===========    ===========     ==========      ==========  ============

The OP's share of income before depreciation, depreciation expense and income from unconsolidated investments for the three months ended March 31, 2005 and 2004, is as follows (in thousands):

                                                      Three Months Ended March 31,
                            -------------------------------------------------- -----------------------------------------------
                                                  2005                                              2004
                            -------------------------------------------------- -----------------------------------------------
                                                               Income                                          Income
                                  Income                        from                Income                       from
                                  before                     unconsolidated         before                   unconsolidated
                                  depr.       Depr.            investments            depr.        Depr.      investments
                                 --------    -------        ----------------     -----------    ---------   ---------------
   Chelsea Japan............      $4,731      $1,573             $3,158                $4,066        $1,229          $2,837

   Simon Ventures...........       3,926       1,045              2,881                 2,640           435           2,205

   Chelsea Mexico...........          33           8                 25                     -             -               -
                              -----------   --------        ----------------      ------------    ----------    ---------------

   Total....................      $8,690      $2,626             $6,064                $6,706        $1,664          $5,042
                              ===========   ========        ================      ============    ==========    ===============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3.     Investments in Affiliates (continued)

Condensed financial information as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004 for Chelsea Japan, Chelsea Mexico and Simon Ventures is as follows (in thousands):

Property, plant and equipment (net)
     March 31, 2005................................................   $372,332
     December 31, 2004.............................................    367,700

Total assets
     March 31, 2005................................................    559,761
     December 31, 2004.............................................    548,621

Long term debt(1)
     March 31, 2005................................................    162,550
     December 31, 2004.............................................    195,552

Total liabilities
     March 31, 2005................................................    317,877
     December 31, 2004.............................................    304,122

Total revenues
     March 31, 2005................................................    44,874
     March 31, 2004................................................    32,293

Total expenses
     March 31, 2005................................................    37,556
     March 31, 2004................................................    25,914

Total net income
     March 31, 2005................................................    7,318
     March 31, 2004................................................    6,379

OP's share of net income
     March 31, 2005................................................    3,413
     March 31, 2004................................................    2,942

Fee income
     March 31, 2005................................................    2,651
     March 31, 2004................................................    2,100

(1) Long-term debt consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4.     Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at March 31, 2005 and 2004, and the related effective interest rate, is as follows (in thousands):

                                                                           Effective                        Effective
                                                          March 31,         interest       December 31,      interest
                                                               2005             rate              2004           rate
                                                   -----------------    -------------  ----------------   ------------
Term loan due April 2010 (1) ...................            $60,225            7.26%           $60,475          7.26%
Peso credit facility due January 2007 (2) ......                  -                             12,515         10.60%
Yen credit facility due April 2005 (3) .........                  -                             11,845          1.31%
                                                   -----------------                   ----------------
                                                            $60,225                            $84,835
                                                   =================                   ================
1)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25% (3.94% at March 31, 2005). The original terms remained unchanged requiring quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity. The OP maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the three months ended March 31, 2005 and 2004, the OP recognized interest expense of $0.5 million and $0.8 million, respectively, on the hedge that is included in interest expense in the accompanying financial statements.

2)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-denominated revolving facility, which had a three-year term and provided funding for projects in Mexico. In February 2005, the OP repaid the outstanding balance of the peso facility. The drawn funds bore interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15% per annum. The TIIE rate spread ranged from 0.725% to 1.37% depending on the OP's Senior Debt rating. The Company and OP guaranteed the facility.

3)	The OP's wholly-owned equity investee in Chelsea Japan Co. Ltd. had a 4.0 billion yen line of credit that provided funding for projects being developed in Japan. On March 31, 2005, the facility was repaid and extinguished through borrowings from Simon. See note 11. The yen line of credit bore interest at yen LIBOR plus 1.25%.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4.     Debt (continued)

Unsecured Public Notes

A summary of the terms of the unsecured publicly traded notes outstanding at March 31, 2005 and December 31, 2004 is as follows (in thousands):

                                                                        March 31,       December  31,      Effective
                                                                             2005                2004      Yield (1)
                                                                   ---------------   -----------------     --------------
8.375%  Notes due August 2005....................................      $   49,990            $ 49,982         8.44%
7.250%  Notes due October 2007...................................         124,914             124,906         7.39%
3.500%  Notes due March 2009.....................................          99,631              99,608         3.60%
8.625%  Notes due August 2009....................................          49,956              49,953         8.76%
8.250%  Notes due February 2011..................................         149,147             149,110         8.40%
6.875%  Notes due June 2012......................................          99,901              99,897         6.90%
6.000%  Notes due January 2013...................................         148,443             148,393         6.18%
                                                                   ---------------   -----------------
                                                                         $721,982            $721,849
                                                                   ===============   =================

(1)     Including discounts on the notes.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4.     Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at March 31, 2005 and December 31, 2004, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of March 31, 2005, is as follows (in thousands):

                                             March  31,        December  31,           Effective
                                                   2005                2004         Interest Rate            NBV
                                            -----------       ---------------      -------------        ---------
 Due July 2008 (1) .............               $160,669            $161,546             7.26%           $246,990
 Due December 2012 (2) .........                 22,766              23,331             6.29%             99,238
 Due December 2012 (3) .........                 69,065              69,372             7.67%             73,070
 Due March 2013 (4) ............                 61,734              62,105             5.10%            116,809
                                           ------------          ------------                        -----------
                                              $ 314,234            $316,354                             $536,107
                                           ============          ============                        ===========
1)	The mortgage loan was consolidated as part of the a buyout of a partnership interest. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the three months ended March 31, 2005 and 2004, the OP recognized $39,000 and $36,000, respectively, in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the three months ended March 31, 2005 and 2004, the OP recognized approximately $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

3)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the three months ended March 31, 2005 and 2004, the OP recognized $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the three months ended March 31, 2005 and 2004, the OP recognized approximately $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

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

At March 31, 2005, the OP's interest rate swap was reported at its fair value and classified as an other liability. At March 31, 2005, there were $1.0 million in deferred losses recorded in accumulated other comprehensive loss.

                        Hedge Type      Notional Value      Rate             Maturity         Fair Value
             ---------------------    -----------------    -----------    ------------    ---------------
                   Swap, Cash Flow       $65.3 million        5.7625%        1/1/2006      ($1.1 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP's involvement in financial derivative instruments at March 31, 2005, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7.     Partners' Capital

Following is a schedule of partner's capital balances at March 31, 2005 (in thousands):

                                                    General           Limited            Accum.
                                                    Partner's        Partners'         Other Comp.
                                                     Capital          Capital         (Loss) Income        Total
                                                 ---------------  ---------------     ----------------  -------------
      Balance December 31, 2004................      $528,613        $144,343                $(749)        $672,207

      Net income...............................        32,540           6,010                     -          38,550
      Other comprehensive income:
        Foreign currency translation...........             -               -                 (239)            (239)
        Interest rate swap.....................             -               -                  640              640
                                                                                                        -------------
      Total comprehensive income...............                                                              38,951
                                                                                                        -------------
      Distributions............................       (25,323)         (4,677)                    -         (30,000)
                                                 ---------------  ---------------    -----------------  --------------
      Balance March 31, 2005 ..................      $535,830        $145,676                $(348)         $681,158
                                                 ===============  ===============    =================  ==============

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

10. Commitments and Contingencies

Borrowings related to Chelsea Japan for which the OP has provided guarantees for repayment of debt as of March 31, 2005, are as follows (in thousands):

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
3.8 billion (1)   $35.5 million       |  2.9 billion    $27.3 million    $10.9 million       2015      2.06%
0.6 billion (1)     5.6 million       |  0.4 billion      4.1 million      1.6 million       2012      1.50%

(1) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

10.     Commitments and Contingencies (continued)

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. The 232,000 square-foot first phase of Premium Outlets Punta Norte located in Mexico City opened in December 2004. At March 31, 2005, the OP had contributed approximately $15.8 million toward its 50% share of total expected development costs of $16.5 million. In January 2004, a wholly- owned subsidiary of the OP entered into a 180 million peso denominated credit facility, which is guaranteed by the OP, to fund its share of construction costs. The outstanding balance on the peso facility was fully repaid in February 2005.

As of March 31, 2005, the OP had provided limited debt service guarantees of approximately $12.7 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which had a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion. The outstanding guarantees expire on or before September 30, 2005.

At March 31, 2005, other assets include $4.5 million and accrued expenses and other liabilities include $21.1 million related to the 2002 deferred unit incentive program, which may be paid to certain key officers in 2007.

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

11.     Related Party Information

Pursuant to the merger with Simon in 2004, the Company purchased two annuity contracts in consideration of the non-competition covenants of its CEO and a President totaling $21.5 million. These contracts are included in restricted cash-escrows in the accompanying financial statements.

In October 2004, the OP borrowed $235.3 million from Simon and issued an unsecured promissory note due August 1, 2005. Interest is payable at maturity at LIBOR plus 1% per annum. The borrowed funds were used primarily to repay the OP's senior unsecured line of credit, the $5 million term loan, and the $100 million term loan.

Also in October 2004, the OP borrowed $65.0 million from Simon and issued an unsecured promissory note due December 31, 2004. In January 2005, accrued and unpaid interest of $0.6 million was added to the principal balance and the note was extended until August 1, 2005. Interest is payable at maturity at LIBOR plus 1% per annum. The borrowed funds were used to redeem the Series C Preferred Stock prior to the merger closing on October 14, 2004.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

11.     Related Party Information (continued)

In March 2005, a wholly owned equity investee in Japan, Chelsea International Operating Corp., entered into a 4.0 billion yen line of credit agreement with Simon pursuant to which it borrowed 1.9 billion yen (approximately $17.3 million) from Simon and issued an unsecured promissory note due January 2008. Interest is currently payable monthly at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon's credit rating. The borrowed funds were used to repay and extinguish the 4 billion yen line of credit, which provided funding for projects being developed in Japan. The three loans made by Simon are included in notes payable-related parties in the accompanying financial statements.

Chelsea International Operating Corp. has advanced partner loans to Chelsea Japan totaling 2.1 billion yen (approximately US $19.2 million) at March 31, 2005. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.0% (3.05% at March 31, 2005) and mature in 2005 (810 million yen), in 2014 (612 million yen) and 2015 (640 million yen). The loans are included in notes receivable-related parties in the accompanying financial statements.

12.     Fair Value of Financial Instruments

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeds the book value by approximately $0.1 billion. Unsecured bank debt is carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in connection with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which in the opinion of management are necessary to reflect a fair statement of results for all interim periods presented, and all such adjustments are of a normal recurring nature. You should read the following discussion in conjunction with the financial statements and notes thereto that are included in the OP's annual report on Form 10-K for the period ended December 31, 2004. Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of the Company's REIT status, the availability of financing, and changes in market rates of interest and fluctuations in exchange rates of foreign currencies.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP's allowance for doubtful accounts included in tenant accounts receivable totaled $2.7 million and $2.2 million at March 31, 2005, and December 31, 2004, respectively.

Valuation of Investments

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties, including joint venture properties, may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. In first quarter 2004, the OP sold and recognized an impairment loss of $0.9 million on the disposition of two non-core properties; Lake George, New York and Iowa, Louisiana, which is reflected in other expense in the accompanying financial statements.

General Overview

From April 1, 2004 to March 31, 2005, rental revenue from wholly-owned assets grew by $6.4 million or 9.1% to $76.6 million from $70.2 million. Total revenue during the first quarter 2005 increased by $10.0 million or 10.8% to $102.8 million from $92.8 million in 2004, driven by higher rents, acquisitions, new development and expansions.

Income from unconsolidated investments rose 20.3%, or $1.0 million, primarily from new development of Chicago Premium Outlets in May 2004 and Toki Premium Outlets in March 2005.

At March 31, 2005, the OP's portfolio consisted of 60 wholly or partially owned properties containing 16.9 million square feet of GLA. The OP's Outlets include 41 centers containing 14.5 million square feet of GLA and Other Retail includes 19 centers containing 2.4 million square feet of GLA.

Details of the 0.6 million square feet of net GLA added since April 1, 2004 are as follows:

                                                                12 months         3 months           9 months
                                                                    ended            ended              ended
                                                                March 31,        March 31,       December 31,
                                                                     2005             2005               2004
                                                              -----------       ----------       ------------
    Changes in GLA (sf in 000's):

    New centers developed:
       Chicago Premium Outlets (50% owned)                            438                -               438
       Premium Outlets Punta Norte (50% owned)                        232                -               232
       Toki Premium Outlets (40% owned)                               178              178                 -
                                                              -----------       ----------       ------------

    Total new centers                                                 848              178               670

    Centers expanded:
       Rinku Premium Outlets (40% owned)                               71                -                71
       Sano Premium Outlets (40% owned)                                51                -                51
       The Crossings Premium Outlets                                   22                -                22
       Other (net)                                                   (32)              (33)                1
                                                              -----------       ----------       ------------

    Total centers expanded                                            112              (33)              145

    Centers Acquired:
       Carlsbad Premium Outlets                                       288                -               288
                                                              -----------       ----------       ------------

    Total centers acquired                                            288                -               288

    Centers Disposed:
       Santa Fe Premium Outlets                                      (125)               -              (125)
       Other Retail (1)                                              (536)            (319)             (217)
                                                              -----------       ----------       ------------

    Total centers disposed                                           (661)            (319)             (342)

    Net GLA added during the period                                   587             (174)              761

    GLA at the end of period                                       16,901           16,901            17,075

(1)   Includes Lakeland Factory Outlet Mall and Factory Stores of America; Lake George, Iowa and Hempstead.

Results of Operations

Comparison of the three months ended March 31, 2005 with the three months ended March 31, 2004.

Net Income available to common unitholders was $38.6 million, an increase of $8.0 million, or 26.2%, from $30.6 million in 2004. The increase resulted from the acquisition and expansion of wholly-owned centers in 2004 and higher rents from releasing and renewals. These increases to income were offset by higher operating and maintenance, depreciation and amortization as well as interest expense due to the growth of the portfolio.

Base rentals improved to $71.3 million, an increase of $5.9 million, or 9.0% in 2005 from $65.4 million in 2004, primarily due to the acquisition of one center, higher average rents on releasing and renewals and the expansion of a center in late 2004.

Percentage rents rose $0.5 million, or 10.3%, to $5.3 million in 2005 from $4.8 million in 2004, primarily from improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $1.6 million, or 8.0% to $22.3 million in 2005 from $20.7 million in 2004, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets was 90% in 2005 and 87% in 2004. The average recovery of reimbursable expenses for the Other Retail centers improved to 38% in 2005, compared with 32% in the previous year.

Other income increased $2.0 million or 103.5% to $3.9 million in 2005, from $1.9 million in 2004. The increase was primarily driven by improved ancillary operating income, interest income and a sale of a non-core property in 2005.

Operating and maintenance expenses increased $1.0 million, or 4.3%, to $26.0 million in 2005 from $25.0 million in 2004 primarily due to increased property taxes and promotional expenses.

Depreciation and amortization expense was up $1.3 million, or 7.3%, to $19.0 million in 2005 from $17.7 million in 2004 due to increased depreciation from the acquisition of one center and the expansion of one Premium Outlet center.

General and administrative expense decreased $0.7 million, or 18.1%, to $2.9 million in 2005 from $3.6 million in 2004, primarily due to lower public company and professional costs.

Other expenses decreased $0.8 million, or 34.7%, to $1.6 million in 2005 from $2.4 million in 2004 due to impairment losses on two non-core centers sold in 2004.

Income from unconsolidated investments was up $1.0 million, or 20.3%, to $6.0 million in 2005 from $5.0 million in 2004 due to the opening of Chicago Premium Outlets in May 2004 as well as the openings of Tosu Premium Outlets in March 2004 and Toki Premium Outlets in March 2005, offset by a pad sale in 2004 at Chicago Premium Outlets.

Interest expense increased $2.1 million, or 11.5%, to $20.8 million in 2005, from $18.7 million in 2004 due to higher debt that financed acquisitions and development.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2004 of $182.2 million is expected to increase in 2005 with scheduled new openings of approximately 730,000 square feet of GLA as well as a full year of operations from the development, acquisition and expansion of five joint venture centers and two wholly-owned centers, which contributed 900,000 square feet of GLA during 2004. As of March 31, 2005, the OP has a commitment of $4.8 million for active domestic development projects. The OP has adequate funding sources to complete these projects from available cash, loans from Simon and secured construction financing. In conjunction with the Simon/Chelsea merger, the OP has access to capital funding through Simon's $2.0 billion credit facility.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with the Company's REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal, tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

On March 31, 2005, the OP's wholly-owned equity investee in Chelsea Japan repaid and extinguished its 4 billion yen credit facility, which was scheduled to expire on April 1, 2005 through borrowings from Simon. The OP's wholly-owned equity investee entered a 4 billion yen credit facility with Simon which will be funded through Simon's yen denominated facility, expiring January 2008. Interest is currently at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon's credit rating.

A summary of the maturity of the OP's contractual debt (at par) as of March 31, 2005, is as follows (in thousands):

                                                                                                                 More
                                                          Less than           2 to 3           4 to 5            than
                                           Total               1 Year          Years            Years         5 Years
                                         ---------      --------------   ------------     ------------      ---------
  Unsecured bank debt                     $ 60,225            $ 1,800        $ 3,600          $ 3,600       $  51,225
  Notes payable-related party              318,098            300,830         17,268                -               -
  Unsecured notes                          725,000             50,000        125,000          150,000         400,000
  Mortgage debt                            305,201              7,596         16,921          159,706         120,978
                                     -------------      --------------   ------------     ------------      ---------
     Total debt                          1,408,524            360,226        162,789          313,306         572,203
  Ground and operating leases               73,377              2,978          6,368            6,253          57,778
  Real estate commitments                    4,849              4,849              -                -               -
  Deferred compensation                     21,104                  -         21,104                -               -
                                     -------------      --------------   ------------     ------------      ---------
  Total Obligations                     $1,507,854           $368,053       $190,261         $319,559        $629,981
                                     =============      ==============   ============     ============      =========

At March 31, 2005, construction underway for domestic development includes the first-phase of Seattle Premium Outlets, a 381,000 square-foot center located near Seattle, Washington, scheduled to open in May 2005 and expansions at four other centers totaling 171,000 square-feet scheduled to open in 2005. Other projects in various stages of development are expected to open in 2006 and beyond. All current development activity is fully financed either through project specific secured construction financing, the peso denominated line of credit, available cash or through the Simon credit facility. The OP will seek to obtain permanent financing once the projects are completed and income has been stabilized.

Liquidity and Capital Resources (continued)

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the OP has provided guarantees for repayment of debt as of March 31, 2005, are as follows:

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
3.8 billion (1)   $35.5 million       |  2.9 billion    $27.3 million    $10.9 million       2015      2.06%
0.6 billion (1)     5.6 million       |  0.4 billion      4.1 million      1.6 million       2012      1.50%

The OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In December 2004, the first development project opened, the 232,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City. The OP contributed its 50% share or $15.8 million of development costs through March 31, 2005.

In January 2004, a wholly-owned subsidiary of the OP entered into a 180.0 million peso revolving facility to provide funding for Mexican development projects. In February 2005, the OP repaid the entire outstanding balance. The peso facility had a three-year term; interest was payable on the drawn funds at The Interbank Interest Equilibrium Rate ("TIIE") plus 0. 825% plus the bank's cost of funds spread limited to 20% of the TIIE and has an annual facility fee of 0.15% per annum on the unused balance. The TIIE rate spread ranged from 0.725% to 1.37% depending on the OP's Senior Debt rating.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP's total investment in Europe as of March 31, 2005, was $3.6 million. The OP has also provided $12.7 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees expired in November 2001; outstanding guarantees expire no more than five years after project completion. The existing outstanding guarantees expire in September 2005.

To achieve planned growth and favorable returns in both the short and long-term, the OP's financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. As a result of the OP's merger with Simon, the OP has access to capital under Simon's $2.0 billion credit facility.

Net cash provided by operating activities was $57.1 million and $44.1 million for the three months ended March 31, 2005, and 2004, respectively. The increase in operating cash flow was generated from the growth of the OP's GLA. Net cash used in investing activities decreased to $22.2 million in 2005 from $22.7 in 2004, primarily due to net proceeds generated from a sale of a non-core property offset by an increase in rental property additions. Net cash used in financing activities increased to $43.8 million from $23.6 million for the three months ended March 31, 2005, and 2004, respectively. The increase was primarily due to the timing of partner distribution payments.

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

At March 31, 2005, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP's annual interest cost by approximately $3.2 million annually.

Following is a summary of the OP's debt obligations at March 31, 2005 (in thousands):

                                                                Expected Maturity Date
                         -----------------------------------------------------------------------------------------------------
                              2005      2006        2007       2008        2009      Thereafter          Total   Fair Value
                         ---------   -------   ---------   ---------  ----------   ------------    -----------   ------------
Fixed Rate Debt:           $49,990         -   $124,914    $160,669    $149,587       $551,056      $1,036,216   $1,092,350
Average Interest Rate:       8.38%         -       7.25%       6.99%       5.21%          7.05%           6.86%
Variable Rate Debt:        300,830         -          -      17,268           -         60,225 (1)     378,323      378,323
Average Interest Rate:       3.79%         -          -        1.31%          -           2.90%           3.54%
(1)	Includes an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4.     Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of March 31, 2005 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting in the first quarter of 2005.

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

CPG PARTNERS, L.P. By: /s/ Michael J. Clarke Michael J. Clarke Executive Vice President & Chief Financial Officer

Date: May 4, 2005