Form 10-Q
period 2005-06-30
CPG PARTNERS LP
filed 2005-08-05
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______.

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

CPG Partners, L.P.
Consolidated Balance Sheets
(Unaudited)
(In thousands)

                                                                                            June 30,          December 31,
                                                                                                2005                  2004
                                                                                      -----------------   -----------------
                                                                                           (Unaudited)
Assets:
Rental properties:
     Land.......................................................................            $ 342,542          $   354,514
     Depreciable property.......................................................            1,973,780            1,919,605
                                                                                      -----------------   -----------------
Total rental property...........................................................            2,316,322            2,274,119
Accumulated depreciation........................................................             (424,995)            (390,783)
                                                                                      -----------------   -----------------
Rental properties, net..........................................................            1,891,327            1,883,336
Cash and cash equivalents.......................................................               15,752               33,362
Restricted cash-escrows.........................................................               28,023               27,418
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,225 in 2005 and $2,242 in 2004)................................                3,109               11,534
Deferred rent receivable........................................................               32,901               30,504
Property held for sale..........................................................                    -                3,500
Investments in unconsolidated affiliates........................................              142,929              149,631
Notes receivable-related parties................................................               19,479               14,184
Deferred costs, net.............................................................               19,793               17,082
Other assets....................................................................               35,032               22,047
                                                                                      -----------------   -----------------
Total assets....................................................................           $2,188,345           $2,192,598
                                                                                      =================   =================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt.........................................................            $ 59,975        $    84,835
     Unsecured public notes......................................................             722,115            721,849
     Mortgage debt...............................................................             312,195            316,354
     Notes payable-related party.................................................             317,570            300,260
     Construction payables.......................................................               8,351             14,654
     Accounts payable and accrued expenses.......................................              74,737             59,158
     Other liabilities...........................................................              23,481             23,281
                                                                                      -----------------   -----------------
Total liabilities................................................................           1,518,424          1,520,391
                                                                                      -----------------   -----------------

Commitments and contingencies

Partners' capital:

Chelsea Property Group, Inc.....................................................              119,660              528,613
CPG Holdings, LLC...............................................................              444,148                    -
Simon Property Group, LP........................................................              104,421              144,343
Accumulated other comprehensive income (loss)...................................                1,692                 (749)
                                                                                      -----------------   -----------------
Total partners' capital.........................................................              669,921              672,207
                                                                                      -----------------   -----------------
Total liabilities and partners' capital.........................................           $2,188,345           $2,192,598
                                                                                      =================   =================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands, except per unit data)

                                                                     Three Months                    Six Months
                                                                     Ended June 30                  Ended June 30
                                                                 2005            2004             2005         2004
                                                          --------------  --------------   -------------  --------------
Revenues:
   Base rent...........................................       $ 74,038         $66,699         $145,347       $132,133
   Percentage rent.....................................          7,606           5,658           12,873         10,435
   Expense reimbursements..............................         23,376          21,670           45,685         42,330
   Other income........................................          3,296           2,397            7,184          4,308
                                                          --------------  --------------   -------------  --------------
Total revenues.........................................        108,316          96,424          211,089        189,206
                                                          --------------  --------------   -------------  --------------

Expenses:
   Operating and maintenance...........................         26,931          25,583           52,956         50,545
   Depreciation and amortization.......................         19,275          17,810           38,224         35,475
   General and administrative..........................          3,197           4,131            6,138          7,721
   Other...............................................          1,848             647            3,420          3,052
                                                          --------------  --------------   -------------  --------------
Total expenses.........................................         51,251          48,171          100,738         96,793
                                                          --------------  --------------   -------------  --------------

Income before unconsolidated investments,
interest expense, and discontinued operations..........         57,065          48,253          110,351         92,413

Income from unconsolidated investments.................          7,283           5,305           13,347         10,347
Interest expense.......................................        (21,125)        (19,287)         (41,925)       (37,937)
                                                          --------------  --------------   -------------  --------------
Income from continuing operations......................         43,223          34,271           81,773         64,823
Income from discontinued operations....................             -               54                -             53
                                                          --------------  --------------   -------------  --------------
Net income.............................................         43,223          34,325           81,773         64,876
Preferred unit requirement.............................             -           (2,296)               -         (4,592)
                                                          --------------  --------------   -------------  --------------
Net income available to common unitholders.............       $ 43,223        $ 32,029         $ 81,773       $ 60,284
                                                          ==============  ==============   =============  ==============

Net income to common unitholders:
Chelsea Property Group, Inc............................       $ 28,819        $ 27,536         $ 61,359        $51,744
Simon Property Group, LP...............................          6,738           4,493           12,748          8,540
CPG Holdings, LLC......................................          7,666               -           7,666              -
                                                          --------------  --------------   -------------  --------------
Total..................................................       $ 43,223         $32,029          $81,773        $60,284
                                                          ==============  ==============   =============  ==============

Net income per common unit:

Chelsea Property Group, Inc............................          $0.83           $0.62            $1.55          $1.18
Simon Property Group, LP...............................          $0.83           $0.62            $1.56          $1.18
CPG Holdings, LLC......................................          $0.83               -            $1.64              -

Weighted average common units outstanding:
Chelsea Property Group, Inc............................         34,917          44,143           39,536         43,945
Simon Property Group, LP...............................          8,164           7,203            8,164          7,258
CPG Holdings, LLC......................................          9,289               -            4,670              -
                                                          --------------  --------------   -------------  --------------
Total..................................................         52,370          51,346           52,370         51,203

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

                                                                            2005                2004
                                                                       -------------      ---------------
   Cash flows from operating activities
   Net income......................................................     $ 81,773             $ 64,876
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization................................       38,224               35,754
      Equity in earnings of unconsolidated investments
           in excess of distributions..............................       (3,054)              (4,695)
     Gain on sale of assets........................................         (331)                   -
     Additions to deferred leasing costs...........................       (2,517)                (954)
     Other operating activities....................................         (204)              (1,081)
     Changes in assets and liabilities:
           Straight-line rent......................................       (2,653)              (3,065)
           Due (from) to affiliates..............................         (2,147)               5,111
           Other assets..........................................         (7,096)               1,730
           Accounts payable and other liabilities................         11,234                5,708
                                                                    ----------------      ----------------
   Net cash provided by operating activities.......................      113,229              103,384
                                                                    ----------------     -----------------

   Cash flows from investing activities
   Additions to rental properties..................................      (44,034)             (27,856)
   Net proceeds from sale of center................................        3,831                1,543
   Reductions from (additions to) investments in
    unconsolidated affiliates......................................        8,878              (21,370)
   Distributions from investments in unconsolidated
         affiliates in excess of earnings..........................        4,081                    -
   Payments from related parties                                             -                  3,192
   Additions to deferred development costs.........................        (458)                  (79)
                                                                    -----------------     ----------------
   Net cash used in investing activities...........................      (27,702)             (44,570)
                                                                    -----------------     ----------------

   Cash flows from financing activities
   Debt proceeds...................................................       23,261              141,284
   Debt repayment..................................................      (34,500)            (167,173)
   Net proceeds from sale of the OP's common units.................            -                7,205
   Distributions...................................................      (86,500)             (39,317)
   Loans to related parties........................................       (5,295)                   -
   Additions to deferred financing costs...........................         (103)              (1,243)
                                                                    -----------------     ----------------
   Net cash used in financing activities...........................     (103,137)             (59,244)
                                                                    -----------------     ----------------

   Net decrease in cash and cash equivalents.......................      (17,610)                (430)
   Cash and cash equivalents, beginning of period..................       33,362               18,476
                                                                    -----------------     ----------------
   Cash and cash equivalents, end of period........................     $ 15,752             $ 18,046
                                                                    =================     ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is owned by its sole general partner, Chelsea Property Group, Inc. (the "Company") and its limited partners, Simon Property Group, L.P., ("Simon") and CPG Holdings LLC in the following percentages:

                                                                  Capital         Profits
                                                              -------------     --------------
General Partner
                        Chelsea Property Group, Inc.               50.100%         1.000%

Limited Partners
                        Simon Property Group, LP                   14.011%        14.011%
                        CPG Holdings, LLC                          35.889%        84.989%
                                                              -------------     --------------
                        Total                                     100.000%       100.000%

On June 1, 2005, the Company reorganized its capital structure, whereby Chelsea Property Group, Inc., in a partial liquidation transferred a portion of its capital and profit interests to the newly formed limited partner, CPG Holdings LLC.

The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of June 30, 2005, the OP wholly or partially-owned 61 centers in 30 states, Japan and Mexico containing approximately 17.3 million square feet of gross leasable area ("GLA"); the OP’s portfolio comprised 42 domestic and international outlet centers containing 14.9 million square feet of GLA (the "Outlets") and 19 other centers containing approximately 2.4 million square feet of GLA ("Other Retail") (collectively the "Properties"). The Outlets generated approximately 97% of the OP’s real estate net operating income for the six months ended June 30, 2005, and 2004. The Outlets generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Seattle, Mexico City, Mexico and Tokyo, Osaka and Nagoya, Japan. Some Outlets are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

The consolidated financial statements contain the accounts of the Operating Partnership and its majority-owned subsidiaries. Such subsidiaries represent partnerships in which the OP has greater than a 50% ownership interest and the ability to maintain operational control. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

CPG Partners, L.P.
Notes to Consolidated Financial Statements (Unaudited)

2. Dispositions

In March 2005, the OP sold Lakeland Factory Outlet Mall, a 319,000 square-foot center located in Lakeland, Tennessee. Net proceeds from the sale of the center were approximately $3.8 million, the net book value was $3.5 million and the OP recognized a $0.3 million gain.

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

At June 30, 2005, the OP’s interests in joint ventures included a 50% interest in Las Vegas Premium Outlets and a 50% interest in Chicago Premium Outlets with Simon (collectively "Simon Ventures"); a 40% interest in Chelsea Japan Co., Ltd. ("Chelsea Japan"); a 50% interest in Premium Outlets Punta Norte ("Chelsea Mexico"); and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC ("Value Retail").

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

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. In December 2004, the joint venture opened its first project; a 232,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City. In February 2005, the OP repaid the outstanding balance of the 180 million peso-denominated credit facility entered into by a wholly owned subsidiary of the OP. The revolving facility, guaranteed by the Company and OP, is available to fund the OP’s share of construction costs for projects in Mexico.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. The OP’s total investment in Europe as of June 30, 2005 was $3.6 million.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due from affiliates at June 30, 2005 (in thousands):

                                                    Simon       Chelsea      Chelsea
                                                 Ventures         Japan          Mexico        Other        Total
                                              -----------   -------------    ----------       --------   -------------
Balance December 31, 2004..............          $103,252       $26,783        $15,874          $3,722       $149,631

   Additional investment...............                 -            38            135               3            176

   Income from unconsolidated investments           6,107         7,239              1               -         13,347

   Distributions and fees..............           (10,188)       (3,955)             -               -        (14,143)

   Foreign exchange....................                 -          (235)           454               -            219

   Advances (net) .....................              (231)       (5,981)             -             (89)        (6,301)
                                              -----------    -----------     ----------      ----------    ------------
Balance June 30, 2005..................           $98,940       $23,889        $16,464          $3,636       $142,929
                                              ===========    ===========     ==========      ==========    ============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The OP’s share of income before depreciation, depreciation expense and income from unconsolidated investments for the three and six months ended June 30, 2005 and 2004, is as follows (in thousands):

                                                              Three Months Ended June 30,
                               ---------------------------------------------------------------------------------------------------
                                                2005                                               2004
                               ---------------------------------------------------------------------------------------------------
                                                                 Income                                          Income
                              Income                          (loss) from          Income                         from
                              before                         unconsolidated        before                     unconsolidated
                              depr.               Depr.       investments          depr.            Depr.      investments
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Chelsea Japan.......         $5,757           $1,675        $4,082               $4,387        $1,231         $3,156

   Simon Ventures......          4,266            1,040         3,226                2,797           648          2,149

   Chelsea Mexico......             99              124           (25)                   -             -              -
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Total...............        $10,122           $2,839        $7,283               $7,184        $1,879         $5,305
                             ==============    ========   ================       ============    =========    ===============

                                                                Six Months Ended June 30,
                               ---------------------------------------------------------------------------------------------------
                                                2005                                               2004
                               ---------------------------------------------------------------------------------------------------
                                                                 Income                                          Income
                              Income                             from              Income                         from
                              before                         unconsolidated        before                     unconsolidated
                              depr.               Depr.       investments          depr.            Depr.      investments
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Chelsea Japan.......        $10,487           $3,248       $ 7,239               $8,453        $2,460         $5,993

   Simon Ventures......          8,192            2,085         6,107                5,437         1,083          4,354

   Chelsea Mexico......            181              180             1                    -             -              -
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Total...............        $18,860           $5,513       $13,347              $13,890        $3,543        $10,347
                             ==============    ========   ================       ============    =========    ===============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

Condensed financial information as of June 30, 2005 and December 31, 2004, and for the three and six months ended June 30, 2005 and 2004 for Chelsea Japan, Chelsea Mexico and Simon Ventures is as follows (in thousands):

                                                              June 30,            December
Balance Sheet Information:                                       2005             31, 2004
                                                          --------------    ---------------

  Property, plant and equipment (net) ...............        $385,354          $367,700

  Total assets.......................................         532,106           548,621

  Long term debt (1) ................................         162,550           195,552

  Total liabilities..................................         283,901           304,122

                                                             June 30,            June 30,
Operating Results:                                              2005                2004
                                                          --------------     ---------------

Total revenues
     Three months ended..............................         $53,957           $35,472
      Six months ended...............................          98,831            67,766

Total expenses
     Three months ended..............................          43,410            28,142
      Six months ended...............................          80,967            54,057

Net income
     Three months ended..............................         10,542              7,330
      Six months ended...............................         17,861             13,709

OP's share of net income
     Three months ended..............................          4,753              3,290
      Six months ended...............................          8,167              6,233

Fee income
     Three months ended..............................          2,530              2,015
      Six months ended...............................          5,180              4,114

(1) Long-term debt consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at June 30, 2005 and 2004, and the related effective interest rate, is as follows (in thousands):

                                                                 June 30,        Effective         December 31,       Effective
                                                                     2005             rate                2004             rate
                                                        ------------------    -------------    ----------------    -------------
Term loan due April 2010 (1) .......................              $59,975            7.26%             $60,475            7.26%
Peso credit facility due January 2007 (2) ..........                    -                               12,515           10.60%
Yen credit facility due April 2005 (3) .............                    -                               11,845            1.31%
                                                        ------------------                     ----------------
                                                                  $59,975                              $84,835
                                                        ==================                     ================
1)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25% (4.36% at June 30, 2005). The original terms remained unchanged requiring quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity. The OP maintains an interest rate swap that effectively fixes the interest rate on the mortgage debt on the term loan at 7.26% until January 2006. During the six months ended June 30, 2005 and 2004, the OP recognized interest expense of $1.0 million and $1.5 million, respectively, on the hedge that is included in interest expense in the accompanying financial statements.

2)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-denominated revolving facility, which had a three-year term and provided funding for projects in Mexico. In February 2005, the OP repaid the outstanding balance of the peso facility. The drawn funds bore interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15% per annum. The TIIE rate spread ranged from 0.725% to 1.37% depending on the OP's Senior Debt rating. The Company and OP guaranteed the facility.

3)	The OP's wholly-owned equity investor in Japan, Chelsea International Operating Corp., had a 4.0 billion yen line of credit that provided funding for projects being developed in Japan. On March 31, 2005, the facility was repaid and extinguished through borrowings from Simon. See note 11. The yen line of credit bore interest at yen LIBOR plus 1.25%.

Unsecured Public Notes

A summary of the terms of the unsecured publicly traded notes outstanding at June 30, 2005 and December 31, 2004 is as follows (in thousands):

Stated                                              June 30,       December  31,        Effective
Rate                Maturity                             2005                2004        Yield (1)
-------------      ---------                  ---------------   ------------------   --------------
8.375%             August 2005.............         $ 49,998            $ 49,982        8.44%
7.250%             October 2007............          124,923             124,906        7.39%
3.500%             March 2009..............           99,654              99,608        3.60%
8.625%             August 2009.............           49,958              49,953        8.76%
8.250%             February 2011...........          149,183             149,110        8.40%
6.875%             June 2012...............           99,906              99,897        6.90%
6.000%             January 2013............          148,493             148,393        6.18%
                                              ---------------   --------------------
                                                    $722,115            $721,849
                                              ===============   ====================

(1) Including discounts on the notes.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at June 30, 2005 and December 31, 2004, and the related interest rate and Net Book Value ("NBV") of the associated collateral as of June 30, 2005, is as follows (in thousands):

                                               June 30,      December  31,           Effective
Maturity                                           2005               2004                  Rate          NBV
--------                                   -----------       ---------------      -------------        ----------
 July 2008 (1) .................               $159,838            $161,546             7.26%           $246,693
 December 2012 (2) .............                 22,202              23,331             6.29%             98,636
 December 2012 (3) .............                 68,780              69,372             7.67%             72,635
 March 2013 (4) ................                 61,375              62,105             5.10%            120,578
                                            ------------          ------------                         -----------
                                              $ 312,195            $316,354                             $538,542
                                            ============          ============                         ===========
1)	The mortgage loan was consolidated as part of the buyout of a partnership interest. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the six months ended June 30, 2005 and 2004, the OP recognized $78,000 and $72,000, respectively, in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the six months ended June 30, 2005 and 2004, the OP recognized approximately $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

3)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the six months ended June 30, 2005 and 2004, the OP recognized $0.3 million and $0.2 million, respectively, in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the six months ended June 30, 2005 and 2004, the OP recognized approximately $0.1 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

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

At June 30, 2005, the OP’s interest rate swap was reported at its fair value and classified as an other liability. At June 30, 2005, there were $0.6 million in deferred losses recorded in accumulated other comprehensive loss.

Hedge Type Swap, Cash Flow	Notional Value $65.0 million	Rate 5.7625%	Maturity 1/1/2006	Fair Value ($0.7 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP’s involvement in financial derivative instruments at June 30, 2005, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7. Partners' Capital

Following is a schedule of partners' capital balances at June 30, 2005 (in thousands):

                                             Chelsea           Simon
                                            Property        Property             CPG                Accum
                                              Group,          Group,       Holdings,          Other Comp.
                                                Inc.              LP             LLC        (Loss) Income      Total
                                         ------------    ------------    ------------     ----------------    ------------
Balance December 31, 2004..............     $528,613        $144,343         $     -           $ (749)        $672,207

  Net income...........................       61,359          12,748           7,666                -           81,773

Other comprehensive income:
  Foreign currency translation.........            -               -               -            1,394            1,394
  Interest rate swap...................            -               -               -            1,047            1,047
                                                                                                              ------------
Total comprehensive income.............                                                                         84,214
                                                                                                              ------------

  Reallocate book value................       39,429         (39,429)              -                -                -
  Partial Company liquidation..........     (449,655)              -         449,655                -                -
  Distributions........................      (60,086)        (13,241)        (13,173)               -          (86,500)
                                         ------------    ------------    ------------     ---------------   ------------
Balance June 30, 2005..................     $119,660        $104,421        $444,148           $1,692         $669,921

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

10. Commitments and Contingencies

Borrowings related to Chelsea Japan for which the OP has provided guarantees for repayment of debt as of June 30, 2005, are as follows (in thousands):

                 Total Facility             |                          Outstanding
       -------------------------------------| -------------------------------------------------------------------------
                                            |                                                          Due     Interest
       Yen                 US $ Equivalent  |    Yen           US $ Equivalent      US $  Guarantee    Date      Rate
       --------------      ---------------  | ----------       ---------------      ---------------    ----      -----
       3.8 billion (1)     $34.3 million    | 2.8 billion      $25.1 million        $10.0 million      2015      2.06%
       0.6 billion (1)       5.4 million    | 0.4 billion        3.7 million          1.5 million      2012      1.50%

(1) Facilities entered into by Chelsea Japan, secured by Gotemba and Rinku and 40% severally guaranteed by the OP.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

10. Commitments and Contingencies (continued)

In May 2002, the OP entered into a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop Premium Outlet centers in Mexico. In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso denominated credit facility, which is guaranteed by the OP, to fund its share of construction costs. The outstanding balance on the peso facility was fully repaid in February 2005.

As of June 30, 2005, the OP had provided limited debt service guarantees of approximately $12.7 million to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The standby facility, which had a maximum limit of $22.0 million, expired in November 2001, and outstanding guarantees, shall not survive more than five years after project completion. The outstanding guarantees expire on or before September 30, 2005. Value Retail has borrowed and escrowed the funds necessary to payoff the loans guaranteed by the OP. The escrow is subject to certain covenants which must be met prior to disbursement of the escrowed funds.

At June 30, 2005, other assets include $10.5 million and accrued expenses and other liabilities include $28.9 million related to the 2002 and 2005 deferred unit incentive programs, which may be paid to certain key officers in 2007 and 2010, respectively.

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

In October 2004, the OP borrowed $235.3 million from Simon and issued an unsecured promissory note due August 1, 2005. Interest is payable at maturity at LIBOR plus 1% per annum. The borrowed funds were used primarily to repay the OP’s senior unsecured line of credit, the $5 million term loan, and the $100 million term loan. In August 2005, accrued interest was paid and the note was extended for one year through August 1, 2006.

Also in October 2004, the OP borrowed $65.0 million from Simon and issued an unsecured promissory note due December 31, 2004. In January 2005, accrued and unpaid interest of $0.6 million was added to the principal balance and the note was extended until August 1, 2005. Interest is payable at maturity at LIBOR plus 1% per annum. The borrowed funds were used to redeem the Series C Preferred Stock prior to the merger closing on October 14, 2004. In August 2005, accrued interest was paid and the note was extended for one year through August 1, 2006.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

11. Related Party Information (continued)

In March 2005, a wholly owned equity investor in Japan, Chelsea International Operating Corp., entered into a 4.0 billion yen line of credit agreement with Simon pursuant to which it borrowed 1.9 billion yen (approximately $16.7 million) from Simon and issued an unsecured promissory note due January 2008. Interest is currently payable monthly at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon’s credit rating. The borrowed funds were used to repay and extinguish the 4 billion yen line of credit, which provided funding for projects being developed in Japan. The three loans made by Simon are included in notes payable-related parties in the accompanying financial statements.

Chelsea International Operating Corp. has advanced partner loans to Chelsea Japan totaling 2.0 billion yen (approximately US $18.2 million) at June 30, 2005. The loans, which were used to fund construction costs, bear interest at yen LIBOR plus 3.0% (3.06% at June 30, 2005) and mature through 2015. The loans are included in notes receivable-related parties in the accompanying financial statements.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in connection with the accompanying unaudited condensed consolidated financial statements and notes thereto. These financial statements include all adjustments, which in the opinion of management are necessary to reflect a fair statement of results for all interim periods presented, and all such adjustments are of a normal recurring nature. You should read the following discussion in conjunction with the financial statements and notes thereto that are included in the December 31, 2004 Form 10K.  Certain statements made in this section or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Those risks and uncertainties incidental to the ownership and operation of commercial real estate include, but are not limited to: national, international, regional and local economic climates, competitive market forces, changes in market rental rates, trends in the retail industry, the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise, risks associated with acquisitions, the impact of terrorist activities, environmental liabilities, maintenance of the Company's REIT status, the availability of financing, and changes in market rates of interest and fluctuations in exchange rates of foreign currencies.  We undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.2 million at June 30, 2005 and December 31, 2004.

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

General Overview

Rental revenue from wholly owned assets increased $9.2 million or 12.8%, to $81.6 million from $72.4 million for the three months ended June 30, 2005. Second quarter 2005 total revenue was up $11.9 million or 12.3%, to $108.3 million from $96.4 million in 2004, primarily due to higher rents, an acquisition, new development and expansions of existing centers. For the six months ended June 30, 2005, rental revenue grew $15.6 million or 11.0%, to $158.2 million from $142.6 million in the year earlier period. For the same six-month period total revenue rose 11.6% or $21.9 million, to $211.1 million from $189.2 million in 2004.

Second quarter 2005 income from unconsolidated investments increased 37.3%, or $2.0 million, primarily from new development of Chicago Premium Outlets in May 2004 and Toki Premium Outlets during March 2005. For the six months ended June 30, 2005, unconsolidated income grew by $3.0 million or 29.0%, to $13.3 million from $10.3 million in 2004.

At June 30, 2005, the OP’s portfolio consisted of 61 wholly or partially owned properties containing 17.3 million square feet of gross leasable area ("GLA"). The OP’s portfolio includes 42 Outlet centers containing 14.9 million square feet of GLA and Other Retail includes 19 centers containing 2.4 million square feet of GLA.

Details of the 700,000 square feet of net GLA added since July 1, 2004 are as follows:

                                                              12 months              6 months       6 months ended
                                                          ended June 30,        ended June 30,         December 31,
                                                                    2005                 2005                 2004
                                                    --------------------      ----------------   ------------------
Changes in GLA (sf in 000's):

New centers developed:
   Seattle Premium Outlets                                          381                   381                    -
   Premium Outlets Punta Norte (50% owned)                          232                     -                  232
   Toki Premium Outlets (40% owned)                                 178                   178                    -
                                                    --------------------      ----------------   ------------------

Total new centers                                                   791                   559                  232

Centers expanded:
   Rinku Premium Outlets (40% owned)                                 71                     -                   71
   Sano Premium Outlets (40% owned)                                  51                     -                   51
   The Crossings Premium Outlets                                     22                     -                   22
   Other (net)                                                      (37)                  (38)                   1
                                                    --------------------      ----------------   ------------------

Total centers expanded                                              107                   (38)                 145

Centers acquired:
   Carlsbad Premium Outlets                                         288                     -                  288
                                                    --------------------      ----------------   ------------------

Total centers acquired                                              288                     -                  288

Centers sold:
   Santa Fe Premium Outlets                                        (125)                    -                 (125)
   Other Retail (1)                                                (383)                 (319)                 (64)
                                                    --------------------      ----------------   ------------------

Total centers sold                                                 (508)                 (319)                (189)

Net GLA added during the period                                     678                   202                  476

GLA at the end of period                                         17,277                17,277               17,075

(1) Includes Lakeland Factory Outlet Mall and Factory Stores of America; Hempstead.

Results of Operations

Comparison of the three months ended June 30, 2005 with the three months ended June 30, 2004.

Net income available to common unitholders for the three months ended June 30, 2005 was $43.2 million, an increase of $11.2 million, or 34.9%, from $32.0 million in 2004. This increase resulted from the acquisition, development and expansion of three wholly owned centers as well as higher rents from releasing and renewals. Higher operating and maintenance, depreciation and amortization as well as interest expense due to the growth of the portfolio offset these increases.

Base rentals improved by $7.3 million or 11.0% to $74.0 million in 2005 from $66.7 million in 2004, primarily due to acquisition and development, higher average rents on releasing and renewals as well as the expansion of a center in late 2004.

Percentage rents rose $1.9 million, or 34.4%, to $7.6 million in 2005 from $5.7 million in 2004, primarily from improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $1.7 million, or 7.9% to $23.4 million in 2005 from $21.7 million in 2004, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets improved to 91% in 2005 from 89% in 2004.

Other income increased $0.9 million or 37.5% to $3.3 million in 2005, from $2.4 million in 2004. Improved ancillary operating and interest income primarily drove the increase.

Operating and maintenance expenses increased $1.3 million, or 5.3%, to $26.9 million in 2005 from $25.6 million in 2004 primarily due to higher property taxes, promotional expenses and growth of the portfolio.

Depreciation and amortization expense was up $1.5 million, or 8.2%, to $19.3 million in 2005 from $17.8 million in 2004 due to increased depreciation primarily from the acquisition and expansion of two centers in 2004.

General and administrative expense decreased $0.9 million, or 22.6%, to $3.2 million in 2005 from $4.1 million in 2004, primarily due to lower deferred compensation expense, public company and professional costs.

Other expenses increased $1.2 million, or 185.6%, to $1.8 million in 2005 from $0.6 million in 2004, substantially from Chelsea Interactive’s contribution to earnings of $1.0 million in 2004.

Income from unconsolidated investments was up $2.0 million, or 37.3%, to $7.3 million in 2005 from $5.3 million in 2004 due to the openings of Chicago Premium Outlets in May 2004 and Toki Premium Outlets in March 2005 and the expansions of Sano Premium Outlets and Rinku Premium Outlets in July and December 2004, respectively.

Interest expense increased $1.8 million, or 9.5%, to $21.1 million in 2005, from $19.3 million in 2004 due to higher debt that financed acquisitions and development.

Results of Operations (continued)

Comparison of the six months ended June 30, 2005 with the six months ended June 30, 2004.

Net income available to common unitholders for the six months ended June 30, 2005 was $81.8 million, an increase of $21.5 million, or 35.6%, from $60.3 million in 2004. This increase resulted from the development of one wholly owned center in 2005 as well as the acquisition and expansion of two wholly owned centers in 2004, higher rents from releasing and renewals, offset by higher operating and maintenance, depreciation and amortization as well as interest expense due to the growth of the portfolio.

Base rentals improved by $13.2 million, or 10.0% to $145.3 million, in 2005 from $132.1 million in 2004, primarily due to the acquisition, development and expansion of centers and higher average rents on releasing and renewals.

Percentage rents rose $2.5 million, or 23.4%, to $12.9 million in 2005 from $10.4 million in 2004, primarily from improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $3.4 million, or 7.9% to $45.7 million in 2005 from $42.3 million in 2004, due to the recovery of operating and maintenance costs from increased GLA. The average recovery of reimbursable expenses for the Domestic Outlets improved to 91% in 2005 from 88% in 2004.

Other income increased $2.9 million or 66.8% to $7.2 million in 2005, from $4.3 million in 2004. The increase was primarily driven by improved ancillary operating income, interest income and a sale of a non-core property in 2005.

Operating and maintenance expenses increased $2.4 million, or 4.8%, to $53.0 million in 2005 from $50.5 million in 2004 primarily due to the growth of the portfolio, higher property taxes and promotional expenses.

Depreciation and amortization expense was up $2.7 million, or 7.7%, to $38.2 million in 2005 from $35.5 million in 2004 primarily due to increased depreciation from the acquisition of one center in 2004.

General and administrative expense decreased $1.6 million, or 20.5%, to $6.1 million in 2005 from $7.7 million in 2004, primarily due to lower deferred compensation expense, public company and professional costs.

Other expenses increased $0.3 million, or 12.1%, to $3.4 million in 2005 from $3.1 million in 2004, due to Chelsea Interactive’s contribution to earnings of $1.0 million, offset by impairment losses on two non-core centers sold in 2004.

Income from unconsolidated investments was up $3.0 million, or 29.0%, to $13.3 million in 2005 from $10.3 million in 2004 due to the openings of Chicago Premium Outlets in May 2004 and Toki Premium Outlets in March 2005, the expansions of Sano Premium Outlets and Rinku Premium Outlets in 2004, offset by a pad sale in 2004 at Chicago Premium Outlets.

Interest expense increased $4.0 million, or 10.5%, to $41.9 million in 2005, from $37.9 million in 2004 due to higher debt that financed acquisitions and development.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2004 of $182.2 million is expected to increase in 2005 with scheduled new openings of approximately 730,000 square feet of GLA as well as a full year of operations from the development, acquisition and expansion of five joint venture centers and two wholly-owned centers, which added 900,000 square feet of GLA during 2004. As of June 30, 2005, the OP has commitments of $16.9 million for active domestic development projects. The OP has adequate funding sources to complete these projects from available cash, loans from Simon and secured construction financing. In conjunction with the Simon/Chelsea merger, the OP has access to capital funding through Simon’s $2.0 billion credit facility.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with the Company’s REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal, tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

On March 31, 2005, the OP’s wholly-owned equity investee in Chelsea Japan repaid and extinguished its 4 billion yen credit facility, which was scheduled to expire on April 1, 2005, through borrowings from Simon. The OP’s wholly-owned equity investee entered into a 4 billion yen credit facility with Simon expiring January 2008 which will be funded through Simon’s yen denominated facility, also expiring January 2008. Interest is payable monthly and is currently at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon’s credit rating.

A summary of the maturity of the OP’s contractual debt (at par) as of June 30, 2005, is as follows (in thousands):

                                                          Less than            2 to 3        4 to 5          More than
                                             Total           1 Year             Years          Years           5 Years
                                          ---------     ------------      ------------    -----------      ------------
Unsecured bank debt                      $   59,975        $  1,800          $  3,600       $  3,600          $ 50,975
Notes payable-related party                 317,570         300,830            16,740              -                 -
Unsecured notes                             725,000          50,000           125,000        150,000           400,000
Mortgage debt                               303,396           7,738            17,240        158,823           119,595
                                       ------------     ------------      ------------    -----------      ------------
   Total debt                             1,405,941         360,368           162,580        312,423           570,570
Ground and operating leases                  72,651           3,050             6,365          6,203            57,033
Real estate commitments                      16,878          16,878                 -              -                 -
Deferred compensation                        28,904               -            21,104          7,800                 -
                                       ------------     ------------      ------------    -----------      ------------
Total Obligations                        $1,524,374        $380,296          $190,049       $326,426          $627,603
                                       ============     ============      ============    ===========      ============

At June 30, 2005, expansions were underway at four domestic centers totaling 171,000 square-feet that are scheduled to open by the end of 2005. The 381,000 square-foot first phase of Seattle Premium Outlets located near Seattle, Washington opened in May 2005. Other projects in various stages of development are expected to open in 2006 and beyond. All current development activity is fully financed either through project specific secured construction financing, the peso denominated line of credit, available cash or through the Simon credit facility.

Liquidity and Capital Resources (continued)

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the OP has provided guarantees for debt repayment of debt as of June 30, 2005, are as follows:

                 Total Facility             |                          Outstanding
       -------------------------------------| -------------------------------------------------------------------------
                                            |                                                          Due     Interest
       Yen                 US $ Equivalent  |    Yen           US $ Equivalent      US $  Guarantee    Date      Rate
       --------------      ---------------  | ----------       ---------------      ---------------    ----      -----
       3.8 billion (1)     $34.3 million    | 2.8 billion      $25.1 million        $10.0 million      2015      2.06%
       0.6 billion (1)       5.4 million    | 0.4 billion        3.7 million          1.5 million      2012      1.50%

The OP has a 50/50 joint venture agreement with Sordo Madaleno y Asociados and affiliates to jointly develop, own and operate Premium Outlet centers in Mexico. In December 2004, the first development project opened, the 232,000 square-foot first phase of Premium Outlets Punta Norte, located near Mexico City.

In January 2004, a wholly-owned subsidiary of the OP entered into a 180.0 million peso revolving facility to provide funding for Mexican development projects. In February 2005, the OP repaid the entire outstanding balance. The peso facility has a three-year term; interest was payable on the drawn funds at The Interbank Interest Equilibrium Rate ("TIIE") plus 0. 825% plus the bank’s cost of funds spread limited to 20% of the TIIE and has an annual facility fee of 0.15% per annum on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP’s Senior Debt rating.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP’s total investment in Europe as of June 30, 2005, was $3.6 million. The OP has also provided $12.7 million in limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The standby facility for new guarantees expired in November 2001; outstanding guarantees expire no more than five years after project completion. The existing outstanding guarantees expire in September 2005. Value Retail has borrowed and escrowed the funds necessary to payoff the loans guaranteed by the OP. The escrow is subject to certain covenants which must be met prior to disbursement of the escrowed funds.

To achieve planned growth and favorable returns in both the short and long-term, the OP’s financing strategy is to maintain a strong, flexible financial position by: (i) maintaining a conservative level of leverage; (ii) extending and sequencing debt maturity dates; (iii) managing exposure to floating interest rates; and (iv) maintaining liquidity. As a result of the OP’s merger with Simon, the OP has access to capital under Simon’s $2.0 billion credit facility.

Net cash provided by operating activities was $113.2 million and $103.4 million for the six months ended June 30, 2005, and 2004, respectively. The increase in operating cash flow was primarily generated from the growth of the OP’s GLA. Net cash used in investing activities decreased to $27.7 million in 2005 from $44.6 in 2004, primarily due to net proceeds generated from an increase in rental property additions offset by a decrease in partially-owned investments. Net cash used in financing activities increased to $103.1 million from $59.2 million for the six months ended June 30, 2005, and 2004, respectively. The increase was primarily due to the timing of partner distribution payments.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 ("FIN 46-R") to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The application of FIN 46-R did not have a significant impact on the OP’s financial statements.

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

At June 30, 2005, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $3.2 million annually.

Following is a summary of the OP’s debt obligations at June 30, 2005 (in thousands):

                                                                  Expected Maturity Date
                        -------------------------------------------------------------------------------------------------------

                              2005       2006        2007        2008         2009     Thereafter         Total     Fair Value
                        ----------   --------   ---------   ---------   ----------   ------------   -----------   ------------
Fixed Rate Debt:           $49,998          -    $124,923    $159,838     $149,612       $549,939    $1,034,310     $1,100,291
Average Interest Rate:       8.38%          -       7.25%       6.99%        5.21%          7.05%         6.86%
Variable Rate Debt:        300,830          -           -      16,740            -      59,975(1)       377,545        377,545
Average Interest Rate:       3.79%          -           -       1.31%            -          2.90%         3.54%

(1)  Includes an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of June 30, 2005 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting in the second quarter of 2005.

Part II.  Other Information

Item 6. Exhibits

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

Date: August 4, 2005