Form 10-Q
period 2005-09-30
CPG PARTNERS LP
filed 2005-11-03
CIK 1002235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
Yes___ No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes___ No   X

There are no outstanding shares of Common Stock or voting securities.

CPG Partners, L.P.

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of September 30, 2005, and December 31, 2004	2

Consolidated Statements of Income for the three and nine months ended September 30, 2005, and 2004	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005, and 2004	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits	25

Signatures	26

Officer Certifications	27

CPG Partners, L.P.
Consolidated Balance Sheets
(Unaudited)
(In thousands)

                                                                                      September 30,        December 31,
                                                                                              2005                2004
                                                                                   ----------------    ----------------
                                                                                       (Unaudited)
Assets:
Rental properties:
     Land.......................................................................        $ 342,541           $   354,514
     Depreciable property.......................................................        1,995,763             1,919,605
                                                                                   ----------------    ----------------
Total rental property...........................................................        2,338,304             2,274,119
Accumulated depreciation........................................................         (442,495)             (390,783)
                                                                                   ----------------    ----------------
Rental properties, net..........................................................        1,895,809             1,883,336
Cash and cash equivalents.......................................................           18,021                33,362
Restricted cash-escrows.........................................................           28,634                27,418
Tenant accounts receivable (net of allowance for doubtful
  accounts of $2,371 in 2005 and $2,242 in 2004)................................            7,769                11,534
Deferred rent receivable........................................................           34,733                30,504
Property held for sale..........................................................                -                 3,500
Investments in and advances to unconsolidated affiliates........................          142,085               149,631
Notes receivable-related parties................................................           17,191                14,184
Deferred costs, net.............................................................           18,569                17,082
Other assets....................................................................           33,337                22,047
                                                                                   ----------------    ----------------
Total assets....................................................................      $ 2,196,148            $2,192,598
                                                                                   ================    ================

Liabilities and partners' capital:
Liabilities:
     Unsecured bank debt........................................................         $ 59,525         $      84,835
     Unsecured public notes.....................................................          672,242               721,849
     Mortgage debt..............................................................          310,120               316,354
     Notes payable-related party................................................          351,607               300,260
     Construction payables......................................................            8,082                14,654
     Accounts payable and accrued expenses......................................           78,012                59,158
     Other liabilities..........................................................           21,718                23,281
                                                                                   ----------------    ----------------
Total liabilities...............................................................        1,501,306             1,520,391
                                                                                   ----------------    ----------------

Commitments and contingencies

Partners' capital:

General partner.................................................................          115,705               528,613
Limited partners................................................................          578,921               144,343
Accumulated other comprehensive income (loss)...................................              216                  (749)
                                                                                   ----------------    ----------------
Total partners' capital.........................................................          694,842               672,207
                                                                                   ----------------    ----------------
Total liabilities and partners' capital.........................................      $ 2,196,148            $2,192,598
                                                                                   ================    ================

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

                                                                     Three Months                   Nine Months
                                                                  Ended September 30             Ended September 30
                                                                 2005            2004             2005         2004
                                                          --------------  --------------   -------------  --------------
Revenues:
   Base rent...........................................       $ 76,162         $67,183         $221,509       $199,315
   Percentage rent.....................................          9,713           7,757           22,586         18,193
   Expense reimbursements..............................         28,387          22,967           74,072         65,297
   Other income........................................          4,243           2,510           11,427          6,818
                                                          --------------  --------------   -------------  --------------
Total revenues.........................................        118,505         100,417          329,594        289,623
                                                          --------------  --------------   -------------  --------------

Expenses:
   Operating and maintenance...........................         32,753          26,619           85,709         77,163
   Depreciation and amortization.......................         19,274          18,078           57,498         53,553
   General and administrative..........................          3,398           5,228            9,536         12,949
   Other...............................................          1,998           1,675            5,418          4,728
                                                          --------------  --------------   -------------  --------------
Total expenses.........................................         57,423          51,600          158,161        148,393
                                                          --------------  --------------   -------------  --------------

Income before unconsolidated investments,
interest expense, and discontinued operations..........         61,082          48,817          171,433        141,230

Income from unconsolidated investments.................          6,489           7,051           19,836         17,398
Interest expense.......................................        (21,174)        (19,613)         (63,099)       (57,550)
                                                          --------------  --------------   -------------  --------------
Income from continuing operations......................         46,397          36,255          128,170        101,078
Loss from discontinued operations .....................             -             (149)               -            (95)
                                                          --------------  --------------   -------------  --------------
Net income.............................................         46,397          36,106          128,170        100,983
Preferred unit requirement.............................             -           (3,722)               -         (8,314)
                                                          --------------  --------------   -------------  --------------
Net income available to common unitholders.............       $ 46,397        $ 32,384         $128,170       $ 92,669
                                                          ==============  ==============   =============  ==============

Net income to common unitholders:
General partner........................................       $    464        $ 27,844         $ 57,604        $79,588
Limited partners.......................................         45,933           4,540           70,566         13,081
                                                          --------------  --------------   -------------  --------------
Total..................................................       $ 46,397         $32,384         $128,170        $92,669
                                                          ==============  ==============   =============  ==============

The accompanying notes are an integral part of the financial statements.

CPG Partners, L.P.
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

                                                                            2005                2004
                                                                       -------------      ---------------
   Cash flows from operating activities
   Net income......................................................     $128,170             $100,983
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization................................       57,498               54,150
      Equity in earnings of unconsolidated investments
           in excess of distributions..............................       (5,019)              (3,899)
     Gain on sale of assets........................................         (331)                   -
     Additions to deferred leasing costs...........................         (396)              (1,278)
     Other ........................................................         (312)              (1,382)
     Changes in assets and liabilities:
           Straight-line rent......................................       (4,655)              (4,852)
           Due to affiliates.....................................             83                2,693
           Other assets..........................................        (11,782)               5,753
           Accounts payable and other liabilities................         14,402                3,353
                                                                    ----------------      ----------------
   Net cash provided by operating activities.......................      177,658              155,521
                                                                    ----------------     -----------------

   Cash flows from investing activities
   Additions to rental properties..................................      (68,624)            (162,868)
   Net proceeds from sale of center................................        3,831                2,087
   Reductions from (additions to) investments in and advances to
    unconsolidated affiliates......................................        3,235              (33,790)
   Distributions from investments in unconsolidated
         affiliates in excess of earnings..........................        8,270                1,474
   Payments from related parties...................................          -                  3,665
   Additions to deferred development costs.........................        (608)                 (729)
                                                                    -----------------     ----------------
   Net cash used in investing activities...........................      (53,896)            (190,161)
                                                                    -----------------     ----------------

   Cash flows from financing activities
   Debt proceeds...................................................       58,261              276,284
   Debt repayment..................................................      (87,753)            (176,420)
   Net proceeds from sale of the OP's common units.................            -                7,669
   Distributions...................................................     (106,500)             (72,633)
   Net proceeds from sale of the preferred units...................            -               64,805
   Redemption of preferred units...................................            -              (65,000)
   Loans to related parties........................................       (5,382)                   -
   Repayments from related parties.................................        2,375                    -
   Additions to deferred financing costs...........................         (104)              (1,408)
                                                                    -----------------     ----------------
   Net cash (used in) provided by financing activities.............     (139,103)              33,297
                                                                    -----------------     ----------------

   Net decrease in cash and cash equivalents.......................      (15,341)              (1,343)
   Cash and cash equivalents, beginning of period..................       33,362               18,476
                                                                    -----------------     ----------------
   Cash and cash equivalents, end of period........................     $ 18,021             $ 17,133
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
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is owned by its sole general partner, Chelsea Property Group, Inc. (the "Company") and its limited partners, Simon Property Group, L.P., ("Simon") and CPG Holdings LLC in the following percentages:

                                                            Capital         Profits
                                                        -------------     --------------
              General Partner
                  Chelsea Property Group, Inc.               50.100%         1.000%

              Limited Partners
                  Simon Property Group, LP                   14.011%        14.011%
                  CPG Holdings LLC                           35.889%        84.989%
                                                        -------------     --------------
                  Total                                     100.000%       100.000%

On June 1, 2005, the Company reorganized its capital structure, whereby Chelsea Property Group, Inc., in a partial liquidation transferred a portion of its capital and profit interests to the newly formed limited partner, CPG Holdings LLC.

The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers including its trademarked Premium Outlet® Centers. As of September 30, 2005, the OP wholly or partially-owned 61 centers in 30 states, Japan and Mexico containing approximately 17.3 million square feet of gross leasable area (“GLA”); the OP’s portfolio comprised 42 domestic and international outlet centers containing 14.9 million square feet of GLA (the “Outlet Centers”) and 19 other centers containing approximately 2.4 million square feet of GLA (“Other Retail”) (collectively the “Properties”). The Outlet Centers generated approximately 97% of the OP’s real estate net operating income for the nine months ended September 30, 2005, and 2004. The Outlet Centers generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Seattle, Mexico City, Mexico and Tokyo, Osaka and Nagoya, Japan. Some Outlet Centers are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

The consolidated financial statements contain the accounts of the Operating Partnership and its corporate subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the OP’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

2. Dispositions

In March 2005, the OP sold Lakeland Factory Outlet Mall, a 319,000 square-foot center located in Lakeland, Tennessee. Net proceeds from the sale of the center were approximately $3.8 million, the net book value was $3.5 million and the OP recognized a $0.3 million gain which is included in other income in the accompanying financial statements.

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

At September 30, 2005, the OP’s interests in joint ventures included a 50% interest in Las Vegas Premium Outlets and a 50% interest in Chicago Premium Outlets with Simon (collectively “Simon Ventures”); a 40% interest in Chelsea Japan Co., Ltd. (“Chelsea Japan”); a 50% interest in Premium Outlets Punta Norte (“Chelsea Mexico”); and minority interests in various outlet centers and development projects in Europe operated by Value Retail PLC (“Value Retail”).

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

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe. The OP’s total investment in Europe as of September 30, 2005 was $3.6 million.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The following is a summary of investments in and amounts due to/from affiliates at September 30, 2005 (in thousands):

                                                    Simon       Chelsea       Chelsea
                                                 Ventures         Japan        Mexico          Other        Total
                                              -----------   -------------    ----------       --------   -------------
Balance December 31, 2004..............          $103,252       $26,783        $15,874          $3,722       $149,631

   Additional investment...............                 -           156            203               3            362

   Income from unconsolidated investments           9,263        10,515             58               -         19,836

   Distributions and fees..............           (17,532)       (5,888)           (76)              -        (23,496)

   Foreign exchange....................                 -          (798)            441              -           (357)

   Advances (net) .....................               221        (4,067)              -            (45)        (3,891)
                                              -----------    -----------     ----------      ----------    ------------

Balance September 30, 2005.............           $95,204       $26,701         $16,500         $3,680       $142,085
                                              ===========    ===========     ==========      ==========    ============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

The OP’s share of income before depreciation, depreciation expense and income from unconsolidated investments for the three and nine months ended September 30, 2005 and 2004, is as follows (in thousands):

                                                              Three Months Ended September 30,
                               ---------------------------------------------------------------------------------------------------
                                                2005                                               2004
                               ---------------------------------------------------------------------------------------------------
                                                                 Income                                          Income
                              Income                          (loss) from          Income                         from
                              before                         unconsolidated        before                     unconsolidated
                              depr.               Depr.       investments          depr.            Depr.      investments
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Chelsea Japan.......         $4,812           $1,536        $3,276               $4,224        $1,324         $2,900

   Simon Ventures......          4,208            1,052         3,156                5,126           975          4,151

   Chelsea Mexico......            181              124            57                    -             -              -
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Total...............        $ 9,201           $2,712        $6,489               $9,350        $2,299         $7,051
                             ==============    ========   ================       ============    =========    ===============

                                                             Nine Months Ended September 30,
                               ---------------------------------------------------------------------------------------------------
                                                2005                                               2004
                               ---------------------------------------------------------------------------------------------------
                                                                 Income                                          Income
                              Income                             from              Income                         from
                              before                         unconsolidated        before                     unconsolidated
                              depr.               Depr.       investments          depr.            Depr.      investments
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Chelsea Japan.......        $15,299           $4,784       $10,515              $12,677        $3,784         $8,893

   Simon Ventures......         12,400            3,137         9,263               10,563         2,058         8,505

   Chelsea Mexico......            362              304            58                    -             -              -
                             --------------    --------   ----------------       ------------    ---------    ---------------
   Total...............        $28,061           $8,225       $19,836              $23,240        $5,842        $17,398
                             ==============    ========   ================       ============    =========    ===============

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

3. Investments in Affiliates (continued)

Condensed financial information as of September 30, 2005 and December 31, 2004, and for the three and nine months ended September 30, 2005 and 2004 for Chelsea Japan, Chelsea Mexico and Simon Ventures is as follows (in thousands):

                                                         September 30,        December
Balance Sheet Information:                                       2005         31, 2004
                                                        -------------    ---------------

  Property, plant and equipment (net) ...............        $374,607          $367,700

  Total assets.......................................         538,588           548,621

  Long term debt (1) ................................         157,025           195,552

  Total liabilities..................................         290,472           304,122

                                                        September 30,       September 30,
Operating Results:                                              2005                2004
                                                          --------------     ---------------

Total revenues
     Three months ended..............................        $ 46,493          $ 42,664
     Nine months ended...............................         145,324           110,429

Total expenses
     Three months ended..............................          36,942            31,696
     Nine months ended...............................         117,912            85,752

Net income
     Three months ended..............................          9,551             10,968
     Nine months ended...............................         27,412             24,677

OP's share of net income
     Three months ended..............................          4,328              5,124
     Nine months ended...............................         12,495             11,357

Fee income
     Three months ended..............................          2,161              1,927
     Nine months ended...............................          7,341              6,041

(1) Long-term debt consists of borrowings related to Chelsea Japan.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt

Unsecured Bank Debt

A summary of the terms of the unsecured bank debt outstanding at September 30, 2005 and December 31, 2004, and the related effective interest rate, is as follows (in thousands):

                                                             September 30,        Effective         December 31,       Effective
                                                                      2005             rate                2004             rate
                                                        -------------------    -------------    ----------------    -------------
Term loan due April 2010 (1) .......................               $59,525            7.26%             $60,475            7.26%
Peso credit facility due January 2007 (2) ..........                     -                               12,515           10.60%
Yen credit facility due April 2005 (3) .............                     -                               11,845            1.31%
                                                        -------------------                     ----------------
                                                                   $59,525                              $84,835
                                                        ===================                     ================
1)	In February 2004, the OP amended its mortgage loan due April 2010 to unencumber four properties and reduce the interest rate from LIBOR plus 1.50% to LIBOR plus 1.25% (4.94% at September 30, 2005). The original terms remain unchanged and required quarterly principal amortization of $0.25 million through April 2005 and $0.45 million per quarter thereafter until maturity. The OP maintains an interest rate swap that effectively fixes the interest rate on the term loan at 7.26% until January 2006. During the nine months ended September 30, 2005 and 2004, the OP recognized interest expense of $1.3 million and $2.3 million, respectively, on the hedge that is included in interest expense in the accompanying financial statements.

2)	In January 2004, a wholly-owned subsidiary of the OP entered into a 180 million peso-denominated revolving facility, which has a three-year term and provides funding for projects in Mexico. In February 2005, the OP repaid the outstanding balance of the peso facility. The drawn funds bear interest at the Interbank Interest Equilibrium Rate ("TIIE") plus 0.825% plus the bank's cost of funds spread limited to 20% of the TIIE, with an annual facility fee on the unused balance of 0.15% per annum. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP's Senior Debt rating. The Company and OP guarantee the facility.

3)	The OP's wholly-owned equity investor in Japan, Chelsea International Operating Corp., had a 4.0 billion yen line of credit that provided funding for projects being developed in Japan. On March 31, 2005, the facility was repaid and extinguished through borrowings from Simon (See note 11). The yen line of credit bore interest at yen LIBOR plus 1.25%.

Unsecured Public Notes

A summary of the terms of the unsecured publicly traded notes outstanding at September 30, 2005 and December 31, 2004 is as follows (in thousands):

Stated                                         September 30,       December  31,        Effective
Rate                Maturity                           2005                2004          Yield (1)
-------------      ---------                  ---------------   ------------------   --------------
8.375%             August 2005.............         $      -            $ 49,982        8.44%
7.250%             October 2007............          124,931             124,906        7.39%
3.500%             March 2009..............           99,678              99,608        3.60%
8.625%             August 2009.............           49,961              49,953        8.76%
8.250%             February 2011...........          149,220             149,110        8.40%
6.875%             June 2012...............           99,910              99,897        6.90%
6.000%             January 2013............          148,542             148,393        6.18%
                                             -----------------    -------------------
                                                    $672,242            $721,849
                                             =================    ===================

(1) Including discounts on the notes.

In August 2005 the OP redeemed its $50 million 8.375% notes through available cash of $15 million and a loan from Simon of $35 million.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

4. Debt (continued)

Mortgage Debt

A summary of the terms of the mortgage debt outstanding at September 30, 2005 and December 31, 2004, and the related interest rate and Net Book Value (“NBV”) of the associated collateral as of September 30, 2005, is as follows (in thousands):

                                          September 30,      December  31,           Effective
Maturity                                           2005               2004                  Rate          NBV
--------                                   -----------       ---------------      -------------        ----------
 July 2008 (1) .................               $158,991            $161,546             7.26%           $247,495
 December 2012 (2) .............                 21,628              23,331             6.29%             98,066
 December 2012 (3) .............                 68,491              69,372             7.67%             72,403
 March 2013 (4) ................                 61,010              62,105             5.10%            116,552
                                            ------------          ------------                         -----------
                                              $ 310,120            $316,354                             $534,516
                                            ============          ============                         ===========
1)	The mortgage loan was consolidated as part of the buyout of a partnership interest. The mortgage bears interest at 6.99% per annum through July 11, 2008, (the "Optional Prepayment Date") and thereafter at a rate equal to the greater of 8.4% plus 5.0% or the Treasury Rate, as defined, plus 6.5% until the earlier of the date the mortgage is paid in full or its maturity date of July 11, 2028. The stated rate was less than that available to the OP in the public debt markets. Accordingly, the OP recorded a $1.2 million debt discount that is amortized over the period of the loan, which increases the effective interest rate to 7.26%. The mortgage may be prepaid in whole or in part at any time after the Optional Prepayment Date without a prepayment penalty. The mortgage calls for a $1.2 million fixed monthly interest plus principal payment based on a 26-year amortization schedule. During the nine months ended September 30, 2005 and 2004, the OP recognized $117,000 and $109,000, respectively, in debt discount amortization that is included in interest expense in the accompanying financial statements.

2)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 8.12% was greater than that available to the OP for comparable debt. Consequently, the OP recognized a $1.9 million debt premium that is amortized over the period of the loan, which reduces the effective interest rate to 6.29%. The mortgage loan calls for a $0.3 million fixed monthly debt service payment on a 17-year amortization schedule. During the nine months ended September 30, 2005 and 2004, the OP recognized approximately $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

3)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 9.1% was greater than that available to the OP in the public debt markets. Accordingly, the OP recorded a $6.9 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 7.67%. The loan calls for fixed monthly debt service payments of $0.5 million for interest plus principal based on a 26-year amortization schedule. The mortgage loan matures in March 2028 but can be prepaid beginning December 2012. During the nine months ended September 30, 2005 and 2004, the OP recognized $0.4 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

4)	The mortgage loan was assumed as part of an acquisition. The stated interest rate of 5.85% was greater than that available to the OP for comparable debt. Accordingly, the OP recorded a $3.4 million debt premium that will be amortized over the period of the loan, which reduces the effective interest rate to 5.10%. The loan calls for a $0.4 million fixed monthly debt service payment on a 25-year amortization schedule. During the nine months ended September 30, 2005 and 2004, the OP recognized approximately $0.2 million in debt premium amortization that is included in interest expense in the accompanying financial statements.

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

At September 30, 2005, the OP’s interest rate swap was reported at its fair value and classified as an other liability. At September 30, 2005, there were $0.2 million in deferred losses recorded in accumulated other comprehensive loss.

             Hedge Type          Notional Value        Rate       Maturity         Fair Value
        ---------------------    --------------      --------   ------------    ---------------
           Swap, Cash Flow       $64.6 million        5.7625%     1/1/2006      ($0.3 million)

The notional value and fair value of the above hedge provides an indication of the extent of the OP’s involvement in financial derivative instruments at September 30, 2005, but does not represent exposure to credit, interest rate, foreign exchange or market risk.

6. Preferred Units

In September 2004, the Company completed a private sale of $65 million of Series C Variable Rate Preferred Stock (the Series C Preferred Stock). Proceeds from the sale were used to redeem the OP’s Series B Cumulative Redeemable Preferred Units for approximately $65 million. The private sale was for 2.6 million restricted shares having a liquidation preference of $25.00 per share. The Series C Preferred Stock was redeemable at the Company’s option, and paid a cumulative quarterly dividend at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.0%. Pursuant to the Merger Agreement, on October 13, 2004, the Series C Preferred Stock was fully redeemed.

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

7. Partners' Capital

Following is a schedule of partners' capital balances at September 30, 2005 (in thousands):

                                                                                         Accum.
                                                    General          Limited           Other Comp.
                                                    Partner          Partners         (Loss) Income        Total
                                                 ---------------  ---------------     ----------------  -------------
      Balance December 31, 2004................      $528,613        $144,343                $(749)        $672,207

      Net income...............................        57,604          70,566                     -         128,170

      Other comprehensive income:
        Foreign currency translation...........             -               -                 (458)            (458)

        Interest rate swap.....................             -               -                1,423            1,423
                                                                                                        -------------
      Total comprehensive income...............                                                             129,135
                                                                                                        -------------
      Reallocate book value....................        39,429         (39,429)                    -               -
      Partial Company liquidation..............      (449,655)        449,655                     -
      Distributions............................       (60,286)        (46,214)                    -        (106,500)
                                                 ---------------  ---------------    -----------------  --------------
      Balance September 30, 2005...............      $115,705        $578,921                $ 216          $694,842
                                                 ===============  ===============    =================  ==============

8. Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

9. Net Income Per Partner

Net income per partner is determined by allocating net income to the general partner (including the general partner’s preferred unit allocation) and the limited partners based on profit ownership percentages during the respective periods presented. On June 1, 2005, the Company, in a partial liquidation transferred approximately $449.7 million of its capital and profit interests to the newly formed limited partner, CPG Holdings LLC. Net income per partner of approximately $4.2 million for the quarter ended June 30, 2005 has been reallocated from the general partner to the limited partners to reflect the new profit ownership percentages.

10. Commitments and Contingencies

Borrowings related to Chelsea Japan for which the OP has provided guarantees for repayment of debt as of September 30, 2005, are as follows (in thousands):

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
       3.8 billion (1)     $33.5 million    | 2.8 billion      $24.5 million         $9.8 million      2015      2.06%
       0.6 billion (1)       5.3 million    | 0.4 billion        3.6 million          1.4 million      2012      1.50%

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

The OP provided limited debt service guarantees to Value Retail and affiliates, under a standby facility for loans provided to Value Retail and affiliates to construct outlet centers in Europe. The outstanding guarantees, which had a maximum limit of $22 million, were terminated on September 30, 2005.

At September 30, 2005, other assets include $9.2 million and accrued expenses and other liabilities include $28.9 million related to the 2002 and 2005 deferred unit incentive programs, which may be paid to certain key officers in 2007 and 2010, respectively.

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

11. Related Party Information

In August 2005, the OP borrowed $35.0 million from Simon and issued an unsecured promissory note due August 1, 2006. Interest is payable at maturity at LIBOR plus 1% per annum. The borrowed funds were used to redeem a portion of the OP’s $50 million 8.375% notes that were due August 2005.

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

CPG Partners, L.P.
Notes to Consolidated Financial Statements
(Unaudited)

11. Related Party Information (continued)

In March 2005, a wholly owned equity investor in Japan, Chelsea International Operating Corp., entered into a 4.0 billion yen line of credit agreement with Simon and issued an unsecured promissory note due January 2008. Interest is currently payable monthly at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon’s credit rating. Borrowings under the Simon credit agreement were used to repay and extinguish the 4 billion yen bank line of credit, which provided funding for projects being developed in Japan. The outstanding balance at September 30, 2005 totaled 1.8 billion yen (approximately US $15.8 million).

The loans made by Simon are included in notes payable-related parties in the accompanying financial statements.

Chelsea International Operating Corp. has advanced partner loans to Chelsea Japan totaling 2.0 billion yen (approximately US $17.2 million) at September 30, 2005. The loans, which were used to fund construction costs, bear interest ranging from yen LIBOR plus 2.0% to 3.0% (averaging 2.66% at September 30, 2005) and mature through 2015. The loans are included in notes receivable-related parties in the accompanying financial statements.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such date and current estimates of fair value may differ significantly from the amounts presented herein.

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage debt and the unsecured notes payable have an estimated fair value based on discounted cash flow models of approximately $1.0 billion, which exceeds the book value by approximately $48 million. Unsecured bank debt and notes payable to related parties are carried at an amount which reasonably approximates its fair value since it is a variable rate instrument whose interest rate reprices frequently.

13. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The OP has not created any variable interest entities subsequent to January 31, 2003. In December 2003, FASB issued a revision to Interpretation 46 (“FIN 46-R”) to clarify the provisions of FIN 46. The application of FIN 46-R is effective for public companies, other than small business issuers, after March 15, 2004. The application of FIN 46-R did not have a significant impact on the OP’s financial statements.

In June 2005, the FASB ratified its consensus in EITF issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The OP is in the process of determining the impact of adoption of EITF 04-05.

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

Executive Overview

CPG Partners, L.P., a Delaware limited partnership, (the "Operating Partnership" or "OP") is owned by its sole general partner, Chelsea Property Group, Inc. (the "Company") and its limited partners, Simon Property Group, L.P., ("Simon") and CPG Holdings LLC.

The OP specializes in owning, developing, leasing, marketing and managing upscale and fashion-oriented manufacturers’ outlet centers. As of September 30, 2005, the OP wholly or partially-owned 61 centers in 30 states, Japan and Mexico containing approximately 17.3 million square feet of gross leasable area (“GLA”); the OP’s portfolio comprised 42 domestic and international outlet centers containing 14.9 million square feet of GLA (the “Outlet Centers”) and 19 other centers containing approximately 2.4 million square feet of GLA (“Other Retail”) (collectively the “Properties”). The Outlet Centers generated approximately 97% of the OP’s real estate net operating income for the nine months ended September 30, 2005, and 2004. The Outlet Centers generally are located near metropolitan areas including New York City, Los Angeles, Chicago, Boston, Washington, D.C., San Francisco, Sacramento, Atlanta, Dallas, Seattle, Mexico City, Mexico and Tokyo, Osaka and Nagoya, Japan. Some Outlet Centers are also located within 20 miles of major tourist destinations including Palm Springs, Napa Valley, Orlando, Las Vegas and Honolulu.

Management of the OP seeks growth in earnings and cash flows through focusing on its core business of manufacturers’ outlet centers and pursuing new development as well as strategic expansion and renovation activity to enhance existing assets’ profitability and market share when management believes the investment of additional capital meets its risk-reward criteria. The OP seeks to selectively develop new properties in major metropolitan areas or tourist destinations that exhibit strong population and economic growth.

The OP derives most of its liquidity from leases that generate positive net cash flow from operations. The majority of revenue is generated from leases with retail tenants including base minimum rents, overage and percentage rents based on tenants’ sales volume and recoveries of a significant amount of the recoverable expenditures, which consist of property operating, real estate tax and advertising and promotional expenditures. Bankruptcy filings by retailers are normal in the course of operations. The OP is continually releasing vacant spaces resulting from tenant termination. Pressures that affect consumer confidence, job growth, energy costs and income gains can affect retail sales growth, and a continuing soft economic cycle may impact the OP’s ability to retenant property vacancies resulting from bankruptcies.

Inflation has remained relatively low in recent years and has had minimal impact on the operating performance of the Properties. Substantially all leases contain provisions, including escalations of base rents and percentage rentals calculated on gross sales, to mitigate the impact of inflation. Inflationary increases in common area maintenance and real estate tax expenses are substantially reimbursed by tenants. Virtually all tenants have met their lease obligations and the OP continues to attract and retain quality tenants. The OP intends to reduce operating and leasing risks by continually improving its tenant mix, rental rates and lease terms and by pursuing contracts with creditworthy upscale and national brand-name tenants.

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

Bad Debt

The OP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of the OP’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The OP’s allowance for doubtful accounts included in tenant accounts receivable totaled $2.4 million and $2.2 million at September 30, 2005 and December 31, 2004, respectively.

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

General Overview

Rental revenue from wholly owned assets increased $11.0 million or 14.6%, to $85.9 million from $74.9 million for the three months ended September 30, 2005. Third quarter 2005 total revenue was up $18.1 million or 18.0%, to $118.5 million from $100.4 million in 2004, primarily due to higher rents, an acquisition, new development and an expansion of an existing center. For the nine months ended September 30, 2005, rental revenue grew $26.6 million or 12.2%, to $244.1 million from $217.5 million in the year earlier period. For the same nine-month period total revenue rose 13.8% or $40.0 million, to $329.6 million from $289.6 million in 2004.

Third quarter 2005 income from unconsolidated investments decreased 8.0%, or $0.6 million, primarily from the sales of outparcels at Chicago Premium Outlets and Las Vegas Premium Outlets in the year earlier period. For the nine months ended September 30, 2005, unconsolidated income grew by $2.4 million or 14.0%, to $19.8 million from $17.4 million in 2004, due to the openings of Chicago Premium Outlets in May 2004 and Toki Premium Outlets in March 2005 and the expansions of Sano Premium Outlets and Rinku Premium Outlets in 2004.

At September 30, 2005, the OP’s portfolio consisted of 61 wholly or partially owned properties containing 17.3 million square feet of gross leasable area (“GLA”). The OP’s portfolio included 42 Outlet centers containing 14.9 million square feet of GLA and Other Retail included 19 centers containing 2.4 million square feet of GLA.

Details of the 0.4 million square feet of net GLA added since October 1, 2004 are as follows:

                                                        12 months ended         9 months ended       3 months ended
                                                          September 30,          September 30,          December 31,
                                                                   2005                   2005                 2004
                                                    --------------------      -----------------   ------------------
Changes in GLA (sf in 000's):

New centers developed:
   Seattle Premium Outlets                                          381                    381                    -
   Premium Outlets Punta Norte (50% owned)                          232                      -                  232
   Toki Premium Outlets (40% owned)                                 178                    178                    -
                                                    --------------------      -----------------   ------------------

Total new centers                                                   791                    559                  232

Centers expanded:
   Rinku Premium Outlets (40% owned)                                 71                      -                   71
   The Crossings Premium Outlets                                     22                      -                   22
   Other (net)                                                      (35)                  (38)                    3
                                                    --------------------      -----------------   ------------------

Total centers expanded                                               58                   (38)                   96

Centers sold:
   Santa Fe Premium Outlets                                        (125)                     -                 (125)
   Lakeland Factory Outlet Mall                                    (319)                 (319)                     -
                                                    --------------------      -----------------   ------------------

Total centers sold                                                 (444)                 (319)                 (125)

Net GLA added during the period                                     405                   202                   203

GLA at the end of period                                         17,277                17,277                17,075

Results of Operations

Comparison of the three months ended September 30, 2005 with the three months ended September 30, 2004.

Net income for the three months ended September 30, 2005 was $46.4 million, an increase of $10.3 million, or 28.5%, from $36.1 million in 2004. This increase resulted from the acquisition, development or expansion of three wholly owned centers as well as higher rents from releasing and renewals. Higher operating and maintenance, depreciation and amortization as well as interest expense due to the growth of the portfolio offset these increases.

Base rentals improved by $9.0 million or 13.4% to $76.2 million in 2005 from $67.2 million in 2004, primarily due to acquisition and development activity, higher average rents on releasing and renewals as well as the expansion of a center in late 2004.

Percentage rents rose $1.9 million, or 25.2%, to $9.7 million in 2005 from $7.8 million in 2004, primarily from improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $5.4 million, or 23.6% to $28.4 million in 2005 from $23.0 million in 2004, due to the recovery of operating and maintenance costs from increased GLA and higher real estate taxes. The average recovery of reimbursable expenses for the Domestic Outlet Centers improved to 90% in 2005 from 88% in 2004.

Other income increased $1.7 million or 69.0% to $4.2 million in 2005, from $2.5 million in 2004. Improved ancillary operating income and interest income primarily drove the increase.

Operating and maintenance expenses increased $6.2 million, or 23.0%, to $32.8 million in 2005 from $26.6 million in 2004 primarily due to higher property taxes, promotional expenses and growth of the portfolio.

Depreciation and amortization expense was up $1.2 million, or 6.6%, to $19.3 million in 2005 from $18.1 million in 2004 primarily due to a center acquisition and 2 center expansions during 2004.

General and administrative expense decreased $1.8 million, or 35.0%, to $3.4 million in 2005 from $5.2 million in 2004, primarily due to lower deferred compensation expense, public company and professional costs.

Other expenses increased $0.3 million, or 19.3%, to $2.0 million in 2005 from $1.7 million in 2004, substantially from higher ground rent and legal expenses, partially offset by a $0.9 million settlement payment on a shareholder lawsuit in 2004.

Income from unconsolidated investments decreased $0.6 million, or 8.0%, to $6.5 million in 2005 from $7.1 million in 2004, primarily due to outparcel sales in 2004 at Chicago and Las Vegas Premium Outlets, partially offset by the opening of Toki Premium Outlets in March 2005 and the expansion of Rinku Premium Outlets in December 2004.

Interest expense increased $1.6 million, or 8.0%, to $21.2 million in 2005, from $19.6 million in 2004 due to higher debt that financed acquisitions and development.

Results of Operations (continued)

Comparison of the nine months ended September 30, 2005 with the nine months ended September 30, 2004.

Net income for the nine months ended September 30, 2005 was $128.2 million, an increase of $27.2 million, or 26.9%, from $101.0 million in 2004. This increase resulted from the development of one wholly owned center in 2005 as well as the acquisition and expansion of four wholly owned centers in 2004, higher rents from releasing and renewals, offset by higher operating and maintenance, depreciation and amortization as well as interest expense due to the growth of the portfolio.

Base rentals improved by $22.2 million, or 11.1% to $221.5 million, in 2005 from $199.3 million in 2004, primarily due to the acquisition, development and expansion of centers and higher average rents on releasing and renewals.

Percentage rents rose $4.4 million, or 24.1%, to $22.6 million in 2005 from $18.2 million in 2004, primarily from improved tenant sales.

Expense reimbursements, representing contractual recoveries from tenants of certain common area maintenance, operating, real estate tax and promotional and management expenses, increased $8.8 million, or 13.4% to $74.1 million in 2005 from $65.3 million in 2004, due to the recovery of operating and maintenance costs from increased GLA and higher real estate taxes. The average recovery of reimbursable expenses for the Domestic Outlet Centers improved to 90% in 2005 from 88% in 2004.

Other income increased $4.6 million or 67.6% to $11.4 million in 2005, from $6.8 million in 2004. The increase was primarily driven by improved ancillary operating income, interest income and a sale of a non-core property in 2005.

Operating and maintenance expenses increased $8.5 million, or 11.1%, to $85.7 million in 2005 from $77.2 million in 2004 primarily due to the growth of the portfolio, higher property taxes and promotional expenses.

Depreciation and amortization expense was up $3.9 million, or 7.4%, to $57.5 million in 2005 from $53.6 million in 2004 primarily due to increased depreciation from the acquisition of one center in 2004 and the development of one wholly owned center in 2005.

General and administrative expense decreased $3.4 million, or 26.4%, to $9.5 million in 2005 from $12.9 million in 2004, primarily due to lower deferred compensation expense, public company and professional costs.

Other expenses increased $0.7 million, or 14.6%, to $5.4 million in 2005 from $4.7 million in 2004, primarily from higher ground rent and legal expenses, partially offset by impairment losses on two non-core centers sold in 2004 as well as a $0.9 million settlement payment on a shareholder lawsuit in 2004.

Income from unconsolidated investments was up $2.4 million, or 14.0%, to $19.8 million in 2005 from $17.4 million in 2004, due to the openings of Chicago Premium Outlets in May 2004 and Toki Premium Outlets in March 2005, the expansions of Sano Premium Outlets and Rinku Premium Outlets in 2004, offset by outparcel sales in 2004 at Chicago and Las Vegas Premium Outlets.

Interest expense increased $5.5 million, or 9.6%, to $63.1 million in 2005, from $57.6 million in 2004 due to higher debt that financed acquisitions and development.

Liquidity and Capital Resources

The OP believes it has adequate financial resources to fund operating expenses, distributions, and planned development, construction and acquisition activities over the short term, which is less than 12 months and the long term, which is 12 months or more. Operating cash flow for the year ended December 31, 2004 of $182.2 million is expected to increase in 2005 with scheduled new openings of approximately 730,000 square feet of GLA as well as a full year of operations from the development, acquisition and expansion of five joint venture centers and two wholly-owned centers. As of September 30, 2005, the OP has commitments of $11.6 million for active domestic development projects. The OP has adequate funding sources to complete these projects from available cash, loans from Simon and secured construction financing. In conjunction with the Simon/Chelsea merger, the OP has access to capital funding through Simon’s $2.0 billion credit facility.

Operating cash flow is expected to provide sufficient funds for distributions in accordance with the Company’s REIT federal income tax requirements. In addition, the OP anticipates retaining sufficient operating cash to fund re-tenanting and lease renewal, tenant improvement costs, as well as capital expenditures to maintain the quality of its centers and partially fund development projects.

On March 31, 2005, the OP’s wholly-owned equity investee in Chelsea Japan repaid and extinguished its 4 billion yen credit facility, which was scheduled to expire on April 1, 2005, through borrowings from Simon. The OP’s wholly-owned equity investee entered into a 4 billion yen credit facility with Simon expiring January 2008, which will be funded through Simon’s yen denominated facility also expiring January 2008. Interest is payable monthly and is currently at yen LIBOR plus 0.55% per annum, but the interest rate may adjust depending on Simon’s credit rating.

In August 2005 the OP redeemed its $50 million 8.375% unsecured public notes with $15 million of available cash and a $35 million loan from Simon.

A summary of the maturity of the OP’s contractual debt (at par) as of September 30, 2005, is as follows (in thousands):

                                                          Less than            2 to 3        4 to 5          More than
                                             Total           1 Year             Years          Years           5 Years
                                          ---------     ------------      ------------    -----------      ------------
Unsecured bank debt                      $   59,525        $  1,800          $  3,600       $  3,600          $ 50,525
Notes payable-related party                 351,607         335,831            15,776              -                 -
Unsecured notes                             675,000               -           125,000        150,000           400,000
Mortgage debt                               301,557           7,757           164,524         10,343           118,933
                                       ------------     ------------      ------------    -----------      ------------
   Total debt                             1,387,689         345,388           308,900        163,943           569,458
Ground and operating leases                  71,924           3,122             6,363          6,152            56,287
Development commitments                      11,568          11,568                 -              -                 -
Deferred compensation                        28,904               -            21,104          7,800                 -
                                       ------------     ------------      ------------    -----------      ------------
Total Obligations                        $1,500,085        $360,078          $336,367       $177,895          $625,745
                                       ============     ============      ============    ===========      ============

At September 30, 2005, expansions were underway at five domestic centers totaling approximately 195,000 square-feet that are scheduled to open in 2005 and 2006. The 381,000 square-foot first phase of Seattle Premium Outlets located near Seattle, Washington opened in May 2005. Other projects in various stages of development are expected to open in 2006 and beyond. All current development activity is fully financed either through project specific secured construction financing, the peso denominated line of credit, available cash or through the Simon credit facility.

Liquidity and Capital Resources (continued)

The OP has an agreement with Mitsubishi Estate Co., Ltd. and Sojitz Corporation (formerly known as Nissho Iwai Corporation) to jointly develop, own and operate Premium Outlet centers in Japan under the joint venture Chelsea Japan. Borrowings related to Chelsea Japan for which the OP has provided guarantees for debt repayment as of September 30, 2005, are as follows:

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
       3.8 billion (1)     $33.5 million    | 2.8 billion      $24.5 million         $9.8 million      2015      2.06%
       0.6 billion (1)       5.3 million    | 0.4 billion        3.6 million          1.4 million      2012      1.50%

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

In January 2004, a wholly-owned subsidiary of the OP entered into a 180.0 million peso revolving facility to provide funding for Mexican development projects. In February 2005, the OP repaid the entire outstanding balance. The peso facility has a three-year term; interest is payable on the drawn funds at The Interbank Interest Equilibrium Rate (“TIIE”) plus 0.825% plus the bank’s cost of funds spread limited to 20% of the TIIE and has an annual facility fee of 0.15% per annum on the unused balance. The TIIE rate spread ranges from 0.725% to 1.37% depending on the OP’s Senior Debt rating.

The OP has minority interests ranging from 3% to 8% in several outlet centers and outlet development projects in Europe operated by Value Retail. The OP’s total investment in Europe as of September 30, 2005, was $3.6 million. The OP had also provided limited debt service guarantees under a standby facility for loans arranged by Value Retail to construct outlet centers in Europe. The outstanding guarantees were terminated in September 2005.

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

Net cash provided by operating activities was $177.7 million and $155.5 million for the nine months ended September 30, 2005, and 2004, respectively. The increase in operating cash flow was primarily generated from the growth of the OP’s GLA. Net cash used in investing activities decreased to $53.9 million in 2005 from $190.2 in 2004, primarily due to decreased acquisition activity in 2005. Net cash used in financing activities increased to $139.1 million from net cash provided by financing activities of $33.3 million for the nine months ended September 30, 2005, and 2004, respectively. The increase was primarily due to the timing of partner distribution payments and decreased borrowings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The OP is exposed to changes in interest rates primarily from its floating rate debt arrangements and foreign exchange rates primarily from its fees received from international joint ventures. In December 2000, the OP implemented a policy to protect against interest rate and foreign exchange risk. The OP’s primary strategy is to protect against these risks by using derivative transactions as appropriate to minimize the variability that floating rate interest and foreign currency fluctuations could have on cash flow. In December 2000, a wholly owned subsidiary of the OP entered into an interest rate swap agreement effective January 2, 2001 with a financial institution for a notional amount of $69.3 million amortizing to $64.1 million to hedge against unfavorable fluctuations in the LIBOR rates of one of its term loans. The hedge effectively produces a fixed rate of 7.2625% on the notional amount until January 1, 2006. The OP did not have any foreign exchange hedge contracts at September 30, 2005.

At September 30, 2005, a hypothetical 100 basis point adverse move (increase) in US Treasury and LIBOR rates applied to unhedged debt would adversely affect the OP’s annual interest cost by approximately $3.5 million annually.

Following is a summary of the OP’s debt obligations at September 30, 2005 (in thousands):

                                                                  Expected Maturity Date
                        -------------------------------------------------------------------------------------------------------

                              2005       2006        2007        2008         2009     Thereafter         Total     Fair Value
                        ----------   --------   ---------   ---------   ----------   ------------   -----------   ------------
Fixed Rate Debt:           $     -          -    $124,931    $158,991     $149,639       $548,801      $982,362     $1,030,549
Average Interest Rate:           -          -       7.25%       6.99%        5.21%          7.05%         6.78%

Variable Rate Debt:              -    335,831           -      15,776            -      59,525(1)       411,132        411,132
Average Interest Rate:           -      4.76%           -       0.60%            -          4.94%         4.62%

(1) Includes an interest rate swap, which effectively produces a fixed rate of 7.2625% until January 1, 2006.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in rule 13a-14c under the Securities Exchange Act of 1934, as amended) as of September 30, 2005 and, based on that evaluation, concluded that, as of the end of the period covered by this report, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect these internal controls over financial reporting in the third quarter of 2005.

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

Date: November 3, 2005